Form 10QSB
period 2007-05-31
OZARK ETHANOL LLC
filed 2007-07-30
CIK 1375609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2007
or

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

Commission File No. 333-139657

OZARK ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Delaware	20-5055456
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
300 West Kneeland Street, Liberal, Missouri 64762
(Address of principal executive offices)
(417) 843-3835
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2007, the issuer had 2,700,000 Class A Limited Liability Company Units outstanding.
Transaction Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements involving future events, future business, industry and other conditions; our future performance; and our plans and expectations for future operations and actions. In many cases, you can identify forward-looking statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “should,” “could,” “may,” “future,” “continue” and “potential,” or other forms or the negatives of these terms or other similar expressions. Many of these forward-looking statements are located in this report under the heading “Management’s Discussion and Analysis and Plan of Operation,” but they may also appear in other sections.
     These forward-looking statements are based on assumptions that we believe to be reasonable, beliefs and expectations in reliance on information currently available to management and our estimates regarding future results, trends and uncertainties. We caution you not to put undue reliance on any forward-looking statements.
     You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Although we believe that our plans and objectives, as reflected in or suggested by the forward-looking statements, are reasonable, we may never achieve our plans or objectives. Actual results may differ from anticipated or desired results due to many possible unforeseen developments, including, among others, developments arising from or relating to the following:
•	The suitability of our ethanol plant site, availability of required infrastructure and construction of our plant;

•	Competition and technological developments in the ethanol industry and the energy market generally;

•	Economic, competitive and business conditions in our local and regional markets and in the national and international marketplace;

•	The availability and continuance of environmental and other permits, licenses and incentives;

•	The impact of or changes in laws or regulations relating to the ethanol or energy industry, environmental matters and taxation;

•	Our ability to generate cash flow to meet our operating needs, repay indebtedness and make distributions to our Unit holders;

•	The performance of our consultants, contractors and suppliers;

•	The actions of national, state and local legislative, regulatory and judicial bodies and authorities;

•	Delays or interruptions in the construction or operation of our plant due to inadequate financing, design or material failures, environmental issues, lack of raw materials, transportation blockages, weather and other factors; and

•	The necessity to modify or upgrade our plant, expand or curtail our operations, obtain additional capital or change our business strategy.
The forward-looking statements contained in this report speak as of the date of this report and are subject to events and developments occurring after the date of this report. Except as may be required under the federal securities laws, we do not undertake any obligation to update any forward-looking statements in this report to reflect future events or developments.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
FINANCIAL STATEMENTS
For the Period From September 24, 2003 (Date of Inception)
Through May 31, 2007

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
BALANCE SHEET (UNAUDITED)
May 31, 2007

ASSETS

Current Assets
Cash and cash equivalents
Money market account	$324,534
Temporary cash investments	1,040,413

Total cash and cash equivalents	1,364,947
Interest receivable	2,659
Prepaid insurance	982
Prepaid offering costs	422,944

Total current assets	1,791,532

Property, Plant, and Equipment
Office equipment	2,603
Construction in progress	177,724

180,327
Deduct accumulated depreciation	130

Total property, plant, and equipment	180,197

Other Assets
Land option	13,873

Total assets	$1,985,602

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$125,419

Total current liabilities	125,419

Members’ Equity
Membership interest	2,102,044
Deficit accumulated during the development stage	(241,861)

Total members’ equity	1,860,183

Total liabilities and members’ equity	$1,985,602

The accompanying notes are an integral part of these financial statements

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
STATEMENTS OF OPERATIONS (UNAUDITED)

					From September 24,
	Three Months	Nine Months	Three Months	Nine Months	2003 (Beginning of
	Ended	Ended	Ended	Ended	Inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2006	2006	2007	2007	2007
Revenue	$—	$—	$—	$—	$—

Operating Expenses
Organizational expenses	—	—	—	—	2,400
Start-up expenses	—	—	12,422	59,993	176,437
Travel expenses	—	—	3,965	12,445	20,211
Professional fees	1,440	1,440	37,231	158,327	256,932

	1,440	1,440	53,618	230,765	455,980

Other Income (Expense)
Grant income	—	—	—	92,778	161,522
Interest income	—	—	14,993	52,597	52,597

	—	—	14,993	145,375	214,119

Net income (loss)	$(1,440)	$(1,440)	$(38,625)	$(85,390)	$(241,861)

Basic and Diluted
Income (loss) per unit	$(0.041)	$(0.052)	$(0.01)	$(0.03)

Weighted Average Units
Outstanding basic and diluted	35,413	27,893	2,700,000	2,700,000

The accompanying notes are an integral part of these financial statements

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

				Deficit
				Accumulated
				During the
		Per Unit	Membership	Development
	Units	Amount	Interest	Stage	Total
Balance at September 24, 2003	—	$—	$—	$—	$—
Units issued, January 29, 2004	14,400	0.25	3,600	—	3,600
Units issued, February 13, 2004	7,200	0.25	1,800		1,800
Net loss	—	—	—	(160)	(160)

Balance at August 31, 2004	21,600	0.25	$5,400	$(160)	$5,240
Units issued, June 23, 2005	2,400	0.25	600	—	600
Net income	—	—	—	2,011	2,011

Balance at August 31, 2005	24,000	0.25	$6,000	$1,851	$7,851
Units issued, February 28, 2006	4,000	0.25	1,000	—	1,000
Units issued, April 6, 2006	8,000	0.25	2,000	—	2,000
Units issued, April 27, 2006	4,800	0.25	1,200	—	1,200
Units issued, May 11, 2006	3,200	0.25	800	—	800
Units issued, June 28, 2006	396,000	0.25	99,000	—	99,000
Unit based compensation to board members (non-cash) (Notes 1 and 2), June 28, 2006	—	—	110,000	—	110,000
Units issued, June 28, 2006	730,000	0.50	365,000	—	365,000
Units issued, August 31, 2006 (Note 2)	1,530,000	1.00	1,530,000	—	1,530,000
Costs associated with raising equity	—	—	(32,996)	—	(32,996)
Net loss	—	—	—	(158,322)	(158,322)

Balance at August 31, 2006	2,700,000	0.77	2,082,004	(156,471)	1,925,533
Reimbursed costs associated with raising equity	—	—	21,150	—	21,150
Costs associated with raising equity	—	—	(1,110)	—	(1,110)
Net loss for the nine months ended May 31, 2007	—	—	—	(85,390)	(85,390)

Balance at May 31, 2007	2,700,000	$0.77	$2,102,044	$(241,861)	$1,860,183

The accompanying notes are an integral part of these financial statements

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
STATEMENTS OF CASH FLOWS (UNAUDITED)

			From September 24,
	Nine Months	Nine Months	2003 (Beginning of
	Ended	Ended	Inception) to
	May 31,	May 31,	May 31,
	2006	2007	2007
Cash Flows from Operating Activities
Net income (loss)	$(1,440)	$(85,390)	$(241,861)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	—	—	110,000
Depreciation	—	130	130
(Increase) decrease in:
Grant receivable	—	7,789	—
Prepaid expenses and other current assets	—	5,892	(982)
Prepaid offering costs	—	(523,365)	(535,865)
Prepaid project development costs	—	52,500	—
Increase (decrease) in:
Accounts payable and accrued expenses	—	156,260	238,610

Net cash (used in) operating activities	(1,440)	(386,184)	(429,968)

Cash Flows from Investing Activities
Purchase of land option	—	(13,873)	(13,873)
Purchase of office equipment		(2,603)	(2,603)
(Increase) in construction in progress		(177,994)	(177,994)
(Increase) in interest receivable	—	(2,659)	(2,659)
Maturity of certificate of deposits		1,530,409	1,530,409
Purchase of certificate of deposits	—	(1,530,409)	(1,530,409)

Net cash (used in) investing activities	—	(197,129)	(197,129)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	—	—	18,000
Payments on short-term borrowings	—	—	(18,000)
Issuance of membership units	5,000	—	2,005,000
Cost of raising equity	—	(1,110)	(34,106)
Reimbursed cost of raising equity	—	21,150	21,150

Net cash provided by financing activities	5,000	20,040	1,992,044

Net increase in cash and cash equivalents	3,560	(563,273)	1,364,947

Cash and cash equivalents, Beginning of Period	2,611	1,928,220	—

Cash and cash equivalents, End of Period	$6,171	$1,364,947	$1,364,947

Non Cash Operating and Financing Activities
Prepaid offering costs in accounts payable	$—	$112,921	$112,921
Construction in progress in accounts payable	—	270	270
The accompanying notes are an integral part of these financial statements

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
NOTES TO FINANCIAL STATEMENTS
May 31, 2007
Note 1 — Summary of Significant Accounting Policies
Nature of Business
Ozark Ethanol, LLC (a development stage Delaware limited liability company) currently located in Liberal, Missouri and plans to build a plant in Vernon County, Missouri, was organized to pool investors to build a 54 million gallon ethanol plant with distribution within the United States. As of May 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and financing activities.
The Company was formally organized as a limited liability company as of May 16, 2006. From September 24, 2003 to May 15, 2006, the Company operated as a general partnership with no formal partnership agreement.
Basis of Accounting
The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and nine month periods ended May 31, 2007 and 2006 are not necessarily indicative of the results expected for a full year.
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended August 31, 2006.
Revenue Recognition
Revenue from the production of ethanol and related products will be recorded upon delivery to customers. Interest income is recognized as earned.
Prepaid Offering Costs
Costs incurred related to the sale of units are recorded as prepaid offering costs until the related units are issued. Upon issuance of units, offering costs are applied to membership interest. Offering costs include direct costs related to the offering such as legal fees, cost of meetings and materials and related costs associated with the Company’s private offering and initial public offering.

Organizational and Start-up Costs
Organizational and start-up costs are expensed as incurred. Organizational costs consist of amounts related to the formation of the company. Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company which do not qualify as a capitalized cost.
Depreciation
Property, plant, and equipment are carried at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes. Estimated useful lives generally used in computing depreciation for office equipment are 5 to 7 years.
Grants
Amounts received from grants are recorded as income when the Company has confirmation of approval of each individual expenditure to be reimbursed. Expenses, for which the grants were provided, are recorded as incurred.
Estimates
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from the significant estimates used.
Income Taxes
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision has been calculated. Differences between financial statement basis of assets and tax basis of assets are related to capitalization and amortization of organizational and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.
Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Certificates of Deposits in Banks
The Company has investments in certificates of deposits in banks with maturity dates greater than three months. These investments are carried at cost.

Earnings per unit
Basic net income (loss) per unit is computed on the basis of the weighted-average number of units outstanding for the periods. The basic and diluted net income (loss) per unit is computed by dividing the net income (loss) for the period by the weighted-average number of units outstanding for the period. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units, using the treasury stock method on the unpaid balance versus the number of units the unpaid balance would purchase. All unit and per unit data have been retroactively adjusted to September 23, 2003 to reflect the formal organization by the Company as a limited liability company as described in note 1 as if all units were outstanding for the periods presented.
Unit Based Compensation
The Company issued units to the board of managers at a discounted price per unit in exchange for services provided by the managers. Per Statement of Financial Accounting Standard (SFAS) 123 (R), Share-Based Payment, non-employee managers acting in their role as members of the board of managers are treated as employees provided their board positions will be filled by shareholder election when the existing term expires. Unit-based compensation transactions are measured based on the estimated fair value of the units issued for the compensation. Based on the at risk capital and efforts provided by the board since inception, each board member received $10,000 of non-cash compensation in the form of units, which allowed each board member to purchase no more than 40,000 units at a discounted price. During the year ended August 31, 2006, 440,000 Class A membership units have been purchased by board members at a fifty percent (50%) discount for $0.25 per unit. The fair market value was determined to be $0.50, the price at which Class A membership units were purchased when the discounted units were offered. During the year ended August 31, 2006 compensation expense in the amount of $110,000 has been recorded as unit-based payments, since the services had been provided as of the date of issuance.
Note 2 — Members’ Equity
As specified in the Company’s Operating Agreement, voting rights are one vote for each voting unit registered in the name of such Member as shown on the Membership Register maintained by the Company. For Class A units, a member’s number of votes is capped at five percent (5%) of the outstanding Class A units.
The board of managers is authorized to create classes of Units in addition to the Class A Units. If additional classes are created, the board of managers is further authorized to establish the designations, powers, preferences, and governance and other rights, qualifications, limitations and restrictions applicable to such classes. No additional classes have been created and the Class A Units are presently the only class of Units designated, issued and outstanding.
Income and losses of the Company shall be allocated among the Unitholders in proportion to each Unitholder’s respective percentage of units when compared with the total units issued.

The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the Board of Managers. Any cash remaining after satisfaction of the preceding provision, as determined by the Board of Managers in its sole discretion, shall be distributed from time to time to each class by class percentage and then to the Unitholders in proportion to their respective percentage of units. No unitholder has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company’s liabilities would exceed the gross asset value of its assets.
Transfer, disposition or encumbrance of capital units is subject to certain restrictions, including approval by the Board of Managers.
During June 2006, board members purchased their Class A membership units at $0.50 per unit and at $0.25 per unit described in Note 1 under Unit Based Compensation subject to a private placement memorandum.
During August 2006, board members and non-board members purchased Class A membership units at a purchase price of $1 per unit. Of the 1,530,000 units sold, 250,000 units were purchased by board members and 1,280,000 units were purchased by unrelated parties, with all units sold for $1.
The Company completed its private placement memorandum in August 2006. A total of 2,700,000 units were subscribed and paid for during the period ended August 31, 2006.
Upon completion of the private placement memorandum, costs related to the issuance of the units of $32,996 were charged to members’ equity.
During the nine month period ended May 31, 2007, costs related to the issuance of the private placement memorandum of $1,110 and offering costs reimbursed under grant agreements of $21,150 were charged to members’ equity.
The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration is to offer units at a purchase prince of $2.00 per unit. The minimum offering is for $30,000,000 and the maximum offering is $80,000,000.
Note 3 — Grant Income
The Company received a grant from one entity, totaling $47,500, which was applied against the cost of conducting a feasibility study. During the year ended August 31, 2005, the Company received more grant reimbursements than expenses incurred. Through May 31, 2007, the grant has been recorded as other income and the costs related to the feasibility study are included in professional fees.
The Company has been approved for a grant in the amount of $148,000 with the State of Missouri Department of Agriculture and Small Business Development Authority (MASBA) to fund planning expenses related to building an ethanol facility. The grant required the Company to locate taxpayers to purchase state tax credits. A member of the Company advanced funds to allow the Company to initially purchase some of the tax credits. The tax credits were then sold to multiple taxpayers at which time the member was reimbursed. Through May 31, 2007, the Company had confirmation of approval and expended $148,000.
The Company has been approved for a grant in the amount of $299,900 with the State Department of Agriculture to fund general and administrative expenses related to building an ethanol facility. Expenses specific to the construction of the ethanol facility do not qualify for reimbursement under the terms of this grant. As part of the agreement related to the writing of this grant, 2% of the funds from the grant were paid to the grant writer as a contingent fee. Through May 31, 2007, the Company had not received or expended any amount related to this grant.
Note 4 — Related Party Transactions
The Company reimbursed members of its steering committee for travel and supplies. During the nine month period ended May 31, 2007, the amount paid to members of the steering committee was $7,485. In October 2006, the Company received $509 of grant money as reimbursement for some of the travel expenses.
The Company leases its office facility from a member of its board of managers, under a month-to-month lease. During the nine month period ended May 31, 2007, the Company paid rent in the amount of $3,150 to the board member.
During the nine month period ended May 31, 2007, the Company negotiated with a board member to perform day to day managements services, beginning on December 1, 2006. In accordance with the board resolution the Company agreed to a monthly payment of $3,500 and named the board member president. For the nine month period ended May 31, 2007, the Company paid management fees in the amount of $21,000.
The board of the Company provided certain services without compensation. As reimbursement for these services, the Company provided the members of the board a reduced purchase price on certain units of ownership in the Company, as noted in Note 2.
Note 5 — Concentration of Credit Risk
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.
Note 6 — Commitments and Contingencies
The Company has signed a letter of intent with an unrelated entity to provide services to assist the Company with the design and engineering related to the construction of an ethanol production facility, including assisting the Company in assembling information, permits, agreements and resources necessary, developing project roles and responsibilities, developing and analyzing feasible alternatives, providing technical and economic data and strategic guidance to assist the Company in presentations to investors and financial institutions, and utilizing the entity’s experience in ethanol plant operations to help the Company develop a business plan. The Company pays a fee equal to $75,000, with the full balance due upon submittal of the air permit to the State of Missouri plus travel and other approved expenses. As of May 31, 2007, the Company has paid a retainer of $52,500, which is included in construction in progress on the balance sheet. Upon obtaining financing for the ethanol plant, the Company agrees to enter into either a turnkey agreement for the construction of the ethanol plant facility or a technology transfer agreement in which the entity will provide engineering services required to complete the basic engineering design, review detailed engineering services performed by others and provide construction observation, manuals, training and start-up assistance services specified by the entity. The agreement may be terminated by either party in writing should there be a material breach of contract.
The Company entered into an agreement with an unrelated entity to provide services to assist the Company in its negotiation of contracts, planning of the equity marketing effort, securing debt financing and other responsibilities related to the development of the ethanol plant. The Company pays a monthly retainer of $10,000 per month plus travel expenses and other approved expenses. Upon closing of financing with the Company’s lender, the Company will pay a contingent fee of 1.25% of the total capitalized cost of the project, less the total amount of monthly retainers paid. This contingent fee is not payable if the Company does not close financing with a financial lender. As of May 31, 2007, the Company has paid $127,367, of which $7,367 is for travel expenses and $120,000 is the retainer. The total amount of the retainer will not exceed $120,000 without written modification to the contract. The Company may terminate the contract in writing should the entity fail to fulfill its obligations.
The Company authorized the project manager to spend $5,000 in the pursuit of an Enterprise Zone grant request and $15,000 in the pursuit of Chapter 100 bonds for real estate and personal tax abatements. As of May 31, 2007, the Company has expended $20,000 of funds for both projects.
The Company entered into an option agreement to purchase not less than 160 acres and not more than approximately 232 acres of land. As of May 31, 2007, the option was purchased for $10,000, which is included in land options on the balance sheet. The deposit will be applied to the total purchase price if the option is exercised. The agreement provides for a purchase price of $3,000 per acre, including the issuance of membership units in the Company at a value of one-third of the total purchase price. The membership units issued in exchange for the purchase of the land will be valued at a price equal to the public offering price per unit of other Class A Units to investors on or about the date of closing. The Company will provide the seller a seat on the board of managers of the Company upon the purchase of the land. The option expires on August 31, 2007.
The Company entered into an agreement with an unrelated entity to provide services to assist the Company in its environmental permitting and site evaluation and analysis related to the development of the ethanol plant. The Company will pay a fee up to $50,800 plus travel expenses and other approved expenses. Either party may terminate the agreement with 7 day written notification to the other party. Upon termination, the Company will pay the entity for all services performed and expenses incurred through the date of termination. As of May 31, 2007, the Company has paid $85,614, of which $6,296 is for travel expenses, $29,510 is for costs associated with the grant approved by the MASBDA (Note 3) and $49,808 is expense associated with the agreed-upon fee.

The Company has accrued $1,035 as of May 31, 2007, which is included in accounts payable on the balance sheet.
The Company entered into an agreement with an unrelated entity to provide services to assist the Company with the engineering design of a spur track for an ethanol production facility. The services will be provided in five phases. The Company will pay fees on an hourly basis, estimated to be $10,000, for the first phase and a fixed fee totaling 4.00% of construction costs for Phases 2 & 3. Phase 4 will be a fixed amount totaling $7,500 and Phase 5 will be based on an hourly rate for the services requested for work in progress. The agreement may be terminated by either party in writing should there be a material breach of contract. As of May 31, 2007, no costs have been incurred related to the agreement.
The Company entered into an agreement with an escrow agent to develop an escrow fund with money received from investors that subscribe to purchase Class A Units. The escrow agent may resign with 30 days prior written notification to the Company. The Company may remove the escrow agent, with or without cause, upon 30 days written notice and appointment of a successor escrow agent. There are no fees associated with the maintenance of the escrow account.
The Company entered into an agreement with an unrelated entity to provide consulting and management services for the supply of natural gas and electricity for the ethanol plant. The Company will pay a monthly retainer fee of $2,900 plus travel expenses. The agreement began January 1, 2007 and will continue until twelve months after the plant’s completion date. The Company has the option to renew annually at that time, and either party may terminate the agreement with written notification to the other party within 60 days of the annual renewal date. As of May 31, 2007, the Company has incurred fees of $14,500 related to the agreement.
The Company entered into an agreement with an unrelated entity to provide engineering services related to highway improvements necessary for an ethanol production facility. The Company will pay conceptual and preliminary fees of $17,797 related to the agreement. Fees associated with final design, bidding documents, and construction administration will be negotiated at a later date. As of May 31, 2007, the Company has incurred fees of $17,797 related to the agreement.
The Company entered into an agreement with an unrelated entity to provide marketing services related to the equity drive. Invoices for projects will be submitted and agreed upon prior to initiation of projects. The term of the agreement is for six month and will automatically extend thereafter for one month periods. Either party may terminate the agreement with written notification to the other party within 60 days of the extension date. As of May 31, 2007, no costs have been incurred related to the agreement.
Note 7 — Income Taxes
The differences between the financial statement basis and tax basis of assets are as follows:

Financial statement basis of assets	$1,985,602
Plus organizational, start-up costs and professional fees, Net of tax amortization	184,458

Tax basis of assets	$2,170,060

Permanent differences between financial statement and income tax expenses are related to the compensation expense recorded for financial statements in connection with the units issued at a discount, whereas no deduction is allowed for income tax purposes, syndication costs capitalized for income tax purposes and the amount of meals and entertainment expenses not deductible for income tax purposes.
Note 8 — Subsequent Events
Subsequent to May 31, 2007, the Company entered into an amendment to the agreement with an unrelated entity assisting the Company with the design and engineering related to the construction of an ethanol production facility. This verbal agreement provides that the unrelated entity will provide the Company with a water analysis for the supply of water for the ethanol plant. The Company will pay a fee of $20,000 upon completion of the water analysis.
On May 23, 2007 the Company entered into an agreement with an unrelated entity to provide engineering and consulting services related to the construction of an ethanol production facility. The Company will pay a fee of $150,000 upon execution of the agreement, to be deposited into an “Evergreen Fund” in which the entity is authorized to draw funds in payment of invoices. The “Evergreen Fund” must maintain a balance no less than $50,000. Either party may terminate the agreement with 15 day written notification to the other party. If the Company terminates the agreement, all used funds in the “Evergreen Fund” shall be non-refundable and the minimum fund balance of $50,000 will be retained by the entity. If the entity terminates the agreement, all “Evergreen Funds” will be returned to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
     This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward-Looking Statements.” The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.
Overview
     Ozark Ethanol, LLC is a limited liability company organized under the laws of the state of Delaware on May 16, 2006.
     We were organized at the initiative of the Barton County Ethanol Project Steering Committee, a group of farmers and businessmen who were interested in promoting and supporting the development of renewable energy, adding value to farm products, increasing farm income and providing economic development opportunities in the area of southwestern Missouri and southeastern Kansas. The committee, which was never formally organized as a legal entity, began its efforts in late 2003, and for nearly three years this group, with the support of the Missouri Corn Growers, contributed the time and funds needed to guide the proposed project through initial planning stages and to organize Ozark Ethanol, LLC.
     We intend to plan, develop, construct and operate a 54 million gallon per year corn-based dry mill fuel-grade ethanol plant near Nevada, Missouri. The ethanol plant is expected to process approximately 19.3 million bushels of corn per year into 56.7 million gallons of denatured ethanol and approximately 172,000 tons of distillers grains each year. Our expected design or “nameplate” capacity is 54 mmgy of undenatured or “pure” ethanol. After adding a denaturant, such as gasoline, to the ethanol to make it unsuitable for use other than as a fuel, the total volume of denatured ethanol produced by our plant is expected to be 56.7 mmgy. All references in this report to our plant capacity and operations use our denatured capacity. References to capacity in the ethanol industry generally frequently do not differentiate among design capacity, denatured production capacity and actual production.
     We are a development-stage company with no revenues from operations. To date, we have devoted our efforts principally to planning our proposed ethanol plant and related activities. We will not generate revenue until we complete construction of our plant, which we are targeting for the second quarter of 2009, or earlier if possible. We intend to use the proceeds of our equity offering to pay for a portion of the development, construction and start-up costs we expect to incur in connection with the construction and operation of our plant. We will also need a significant amount of debt financing in order to complete the plant.
     In June 2006, we raised $475,000 from the 11 managers then serving on our board to fund our initial development expenses. In August 2006 we raised an additional $1,530,000 in development funds from four managers and 25 additional accredited investors. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), which was declared effective on June 15, 2007, and commenced an equity offering following filing of the definitive prospectus on June 26, 2007 for a minimum offering amount of $30,000,000 and a maximum offering amount of $80,000,000. Assuming we raise $30,000,000 to $80,000,000 in equity from the offering and obtain commitments for the debt financing necessary to supplement our equity, we hope to close on our debt financing and obtain all necessary construction permits by September 2007. We expect the time required to progress from groundbreaking to mechanical completion            of our plant to be approximately 18 months. We estimate the total capital required to construct the plant and commence operations to be approximately $120,000,000. This includes an estimated $88,000,000 construction cost under an engineering, procurement, and construction (“EPC”) agreement plus approximately $32,000,000 for other capital expenditures, working capital and reserves.
     We expect that the plant will use a dry milling process to produce fuel-grade ethanol as its main product and distillers grains as a co-product. The plant will have a design capacity to produce 56.7 million gallons of denatured ethanol per year (“mmgy”). In addition, we expect the plant will produce approximately 172,000 tons of distillers dried grains with solubles and approximately 160,000 tons of carbon dioxide each year. The plant will consist principally of a storage and processing area for corn, a fermentation area composed mainly of fermentation tanks, an ethanol storage and loading area, a drying unit for processing the distillers dried grains, a storage and loading plant for distillers grains, truck scales for weighing incoming corn and outgoing distillers grains, and an administrative office.
     Until the proposed plant is operational, we will generate no revenue. We anticipate that our losses will continue to increase until the ethanol plant is operational.
Plan of Operations Until Plant Start-Up
     From the present to the second quarter of 2009, or earlier if possible, we will be actively involved in six principal tasks:
(1)	Raising our equity and securing debt capital;

(2)	Acquiring and preparing our plant site;

(3)	Completing construction agreements and securing necessary permits;

(4)	Constructing our plant;

(5)	Arranging and negotiating agreements for the purchase of corn, natural gas and other needs and for marketing our ethanol and distillers grains; and

(6)	Hiring and training management and operating employees.
     Assuming that we successfully complete our equity offering and obtain adequate debt financing, we believe that we will have sufficient cash resources to cover all of our expenses associated with the construction and commencement of operations of the plant, including site acquisition and development, installation of road and rail access and utilities, application for and receipt of permits, equipment acquisition and plant construction. We also believe that we will have sufficient operating capital to cover our staff, office, audit, legal, compliance, training and other start-up expenses during this period. We estimate that we will need approximately $120,000,000 to complete the project.
     Equity and Debt Capital
     We expect that the project will cost approximately $120,000,000. We have already received $2,005,000 in proceeds from development and seed capital financings and (including our predecessor Barton County Ethanol Project Steering Committee) have been awarded approximately $495,000 in grants. In our equity offering, we plan to raise a minimum of $30,000,000 and a maximum of $80,000,000. Depending upon the amount of equity capital raised in our equity offering, we would need to raise an additional $37,500,000 to $87,500,000 in debt financing. We anticipate that if the equity we raise is in the range of $30,000,000 to $80,000,000, senior debt financing in the $37,500,000 to $75,000,000 range may be available. If the equity raised is closer to the $30,000,000 minimum, senior debt lenders may be unwilling to provide all of the debt financing required by us and we would likely find it necessary to supplement the senior debt financing with subordinated debt in an amount of $12,500,000 or more.
     Site Acquisition and Development
     We presently expect that our plant will be built on a site near Nevada, Missouri. We have an option to acquire that site at a purchase price of $3,000 per acre payable two-thirds in cash and one-third in our Class A units valued at $2.00 per Unit, the offering price in our equity offering. The site is approximately 232 acres in size, and if we exercise the option we will be obligated to purchase at least 160 acres. If we acquire the entire parcel, the total cost will be approximately $696,000, payable in the form of $464,000 in cash and 116,000 units. The option further provides that one of the sellers of the site will become a member of our board of managers after the closing of the purchase and allows the sellers the right to lease for farming purposes the portion of the site not used for our plant. The option expires on August 31, 2007 and does not contain any provisions for extension.
     Preliminary engineering reports indicate that the site is suitable for construction of an ethanol plant. Further investigations relating to environmental and archeological conditions are under way. We are not required to obtain a zoning permit or reclassification to use our site for an ethanol plant. Although other permits are required, we are optimistic regarding our ability to obtain all permits necessary for us to build our plant. Delta-T has indicated on a preliminary basis its approval of the site for purposes of our plant. We have identified other possible sites that may be suitable for our plant, but do not have options on any of those sites. Accordingly, we presently believe and intend that our plant will be built on the Nevada site.
     Our Nevada site is located three miles west of Nevada, in Vernon County, Missouri. Our discussions with local utility providers have led us to believe that the estimated costs to bring natural gas and electricity to our site is approximately $5,500,000 for the natural gas infrastructure and connection fees and approximately $750,000 for electrical transmission lines and connections. Water supplies and fire protection cost is estimated at $1,500,000, including an estimated cost of $50,000 for each of the two wells that we plan for our site. Our cost to complete rail lines and access to the Missouri & Northern Arkansas Railroad Co. is estimated at $3,000,000. Our site is approximately 232 acres in size, allowing for easy placement of the facility footprint, tank farm and the needed rail and road additions, which we estimate will occupy 132 acres. This would leave approximately 100 acres for future expansion of our operations, which would allow us to double our plant capacity, including additional corn, distillers grains and ethanol tank farm storage.
     Missouri tax incentives that may be available to our plant include investment tax credits, jobs tax credits, sales tax exemptions on construction materials, exemptions from taxes on utilities used and an exemption from taxes on interest on funds borrowed by us. The incentives will depend on the site chosen for our plant and could be repealed in the future. However, we do not consider state tax incentives essential to our budget or business plan, and the availability or lack of tax incentives is not the most important consideration in our selection of a site.
     If for any reason our Nevada site would prove unsuitable for our plant or if our option on that site expires before we have our equity and debt financing available to acquire that site, we may find it necessary to pay more than the option purchase price for the site or to locate an alternative site. There is no assurance that after full investigation we will determine that our Nevada site or any other site we have identified will be suitable for our plant or will be acquired for that purpose. A new site could be located outside Vernon County and could even be located outside the state of Missouri. Our board of managers reserves the right to change the location of the site for our plant, in its sole discretion, for any reason. We expect to continue the permitting process on our Nevada site and, if necessary, conduct investigations on other sites, including overall suitability for our plant, environmental matters and road and rail access considerations. If we are required to locate a site other than our Nevada site, our site acquisition and plant construction schedule could be delayed. Our goal, working with consultants, will be to confirm the suitability of and obtain permits for the Nevada site or identify the best alternative site for our use so we will be in a position to acquire the site immediately upon successful completion of our equity and debt financing.
     Prior to or upon acquisition of our plant site, we expect to enter into agreements for site preparation, road access and upgrading, utility services, and rail access and service. This work would commence as soon as practicable after execution of the agreements and would continue during the construction of our plant. Prior to completion of our equity and debt financings, this work would be funded using the proceeds of our development and seed capital financings. We believe that our existing funds will permit us to continue our preliminary activities through the end of our equity offering. If we are unable to obtain other funds, we may need to discontinue operations.

     Construction Agreements and Permits
     We expect to enter into an agreement with Agra Industries, Inc. or another EPC contractor to construct our plant. We have entered into a Phase 1 Consulting Agreement with Agra Industries to provide project development and preliminary engineering services related to the evaluation and development of the plant. The agreement contemplates Agra Industries and us entering into a letter of intent to execute an EPC agreement. We anticipate that the EPC contractor will prepare engineering diagrams and drawings for our site, plant, utilities and process systems; assist us in obtaining permits for the construction of our plant; establish final project specifications; and establish contract documents and contract pricing and place orders on our behalf for equipment, particularly equipment with lengthy order lead times.
     We anticipate the EPC agreement will state the complete set of design and construction services to be provided by our EPC contractor to construct a 56.7 mmgy denatured ethanol plant for us, state the allocated costs of the work to be performed, state the manner in which increased costs due to equipment and materials expense increases and change orders requested by us would be allocated, state the responsibility for our EPC contractor and us to acquire permits, provide a timetable for construction, and include warranties and guarantees with respect to plant capacity and operation, payment terms and similar matters.
     We expect to work with Agra Industries on the preliminary and final designs of the plant so construction may be commenced as soon as possible following successful completion of our equity and debt financings. Concurrently, we will seek necessary construction permits, environmental permits and other contracts and permits necessary for the construction of our plant. If we are unable to reach an agreement with Agra Industries or another EPC contractor or if any critical agreement or permit is unavailable to us on reasonable terms, we may need to seek alternatives, which could delay our operations, affect our ultimate success or even curtail our business objectives.
     Plant Construction and Start-up of Plant Operations
     Construction of our plant will include completion and approval of the final design for the plant; final site preparation; installation of underground piping, conduits and footings; structural framing; installation of tanks, equipment and aboveground piping; enclosing structures; installation of outside yard facilities, loading docks and related structures; and a variety of other tasks. The construction phase will include testing of the plant through certification by the construction engineers. Commencement of operations will include training of plant operations personnel and incorporation of operational testing, quality control and safety procedures. We expect to complete construction of our plant approximately 18 months after completion of our equity offering, execution of loan agreements for our necessary debt financing and receipt of construction permits for our plant.
     Pre-construction engineering, which includes completion of the design for the plant, was commenced by Delta-T in December 2006 and was substantially completed in June 2007 at a cost of approximately $75,000. We have retained Agra Industries to provide project development and preliminary engineering services with a $150,000 deposit, which must be maintained, that Agra Industries is authorized to draw funds against to pay invoices. The permit application process for the air emissions, construction and other permits necessary to commence construction began in January 2007 and is expected to be completed by September 2007. We expect to acquire our Nevada site in September 2007 at a cost of approximately $464,000 in cash plus issuance of 116,000 units to the sellers. Site preparation and rail sub-ballast work is expected to commence in October 2007 and be completed in December 2007 at an estimated cost of $2,750,000. Some of these expenditures have been or will be funded with existing cash resources.
     We are continuing discussions with potential debt financing sources with a view to receiving a debt financing commitment letter before, upon or very shortly after completion of the equity offering. Although there is always the possibility of delay in one or more facets of our schedule, our goal will be to complete our equity offering, secure our debt financing commitment letter, secure our air emission and construction permits, complete negotiations and sign our EPC plant construction agreement, and negotiate and sign our definitive debt financing agreements in September 2007. If we were able to complete these tasks by September 2007, we believe that our EPC contractor would be able to move its crews and equipment to our site and commence construction in October 2007.

     The construction process will commence with the completion of final grading for all plant structures and our tank farm, installation of underground plumbing and construction of footings and other concrete work. Subject to weather conditions, we expect that this work can be completed in approximately one month, at an aggregate cost of approximately $4,800,000. Immediately thereafter, construction of our ethanol distillation facilities and other structures will continue, a task that will take approximately 18 months at an estimated cost of $88,000,000. Throughout these phases of construction, work would continue on our railroad access, including installation of sidings and switches, with completion expected approximately four months after the commencement of construction at an estimated cost to us of $3,000,000.
     During construction, six months will be dedicated to the installation of piping and wiring, erection of our tank farm and installation of process and other equipment. Including related labor, piping will cost approximately $7,600,000; electrical wiring, instrumentation and controls about $4,200,000; the tank farm $7,500,000; and equipment, which is the largest single category, approximately $52,000,000. The final phase of construction, extending to include an additional month of work, will include the installation of heat tracing equipment and insulation, office build-out, painting and landscaping at a total cost of approximately $1,650,000. During this extended period, we and our EPC contractor will also commence the process to obtain our operating permits, which will involve preparing and submitting applications, working with regulatory authorities and coordinating site inspections and preliminary equipment testing.
     With construction complete, we will move to the plant start-up phase, which will involve complete start-up and testing of all equipment and facilities, including any adjustments necessary. This process will take approximately two months and will cost approximately $2,750,000. Assuming the availability of final operating permits, and following a final capacity test run and certification by our construction engineers, the plant will be turned over to us for the commencement of commercial operations. If we were able to start construction in October 2007, we would anticipate commencement of operations in the second quarter of 2009.
     Supply and Marketing Agreements
     We expect to confirm sources of supply for the operating requirements of our plant and markets for our products. In particular, we intend to consider ways to assure the supply and price of corn for our plant, which might include supply or purchase agreements and hedging instruments and accounts. We also expect to negotiate agreements for supplies of natural gas, electricity and other operating needs. We intend to survey local, regional and national markets for our ethanol and distillers grains and may enter into marketing agreements for the sale of those products.
     We expect to retain a corn procurement consultant to assist us in sourcing of our corn requirements. The corn procurement company may purchase corn specifically for our plant, particularly when corn is available at attractive prices in our local and regional market. Some corn procurement companies enter into direct agreements with major corn suppliers on behalf of multiple clients. In that case, purchases for our plant will be part of the overall corn procurement program of our corn procurement company. In general, the corn procurement company will have the responsibility to manage the supply of corn for our use.
     We also expect to contract with a marketing company or companies to market the ethanol and distillers grains produced by us. The ethanol produced by our plant may be marketed for us directly or may be marketed on a pooled basis by the marketing firm. A separate company may market the distillers grains produced by our plant. If a market is available, we may establish collection facilities for the carbon dioxide we produce and arrange to sell that as well.
     Our board of managers will assist the procurement and marketing companies when needed to establish contacts with potential suppliers of corn and potential purchasers of ethanol and distillers grains in our local and regional markets.

     Management and Operating Employees
     During the period that our plant is under construction, we expect to hire experienced management personnel to supervise the operations of our plant and employees to staff all aspects of our operations. We will need general management experience in all facets of ethanol production, including a general manager who will be responsible for all aspects of our operations and a plant manager who will be primarily responsible for the day-to-day operations of our plant. The general manager will begin employment before we complete construction of the plant. The balance of our employees will also be hired and trained before we commence operations of the plant. We expect that Delta-T and our EPC contractor will provide training for operations personnel and on-site, start-up assistance as we commence operations.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     Ethanol, Gasoline and Corn Prices
     Although ethanol and corn markets have similar supply and demand elasticities, the similarity stops there because the corn market has been characterized by very high production and burdensome supplies while energy and ethanol have growing demand and diminishing supplies. That contrasting supply scenario has created the ethanol market opportunity of the last decade and appears to be continuing. However, there is no guarantee that the supply relationship will not invert for short or even long periods of time due to, among other things, weather, political, environmental and tax policies, international events, economic factors and new technologies.
     Most of the time, the trend in corn prices and the trend in ethanol prices show no correlation. Historically, wholesale ethanol prices tend to follow wholesale gasoline prices very closely. There has been one recent exception to this relationship. Weather problems worldwide in 1995 caused corn supplies to be reduced. Corn demand worldwide was strong and prices began moving upward in fall 1995. These historically high prices caused some ethanol plants to cease operations temporarily, thus reducing ethanol supplies and causing ethanol prices to rise dramatically in mid-1996. When the corn harvest began in fall 1996, corn supplies increased worldwide, corn prices declined, ethanol plants started up operations again, ethanol supplies increased and ethanol prices declined.
     This 1995-96 scenario could occur again, but should be rare. Historically, corn prices have shown a tendency to be high for a relatively short period of time (less than a year) before trending lower in longer periods (multiple years) due to increased acreage and production stimulated by that price. The current increase in demand for corn attributed to the rapid expansion of ethanol production has resulted in relatively high corn prices. Assuming this demand does not decline over the next few years, corn prices may balance out at a level that may be above 10-year historical averages. This price will be highly dependent on the effect of increased acreage allocated to corn and increased production stimulated by the increased price levels. Thus, it is not possible to predict with assurance whether current high corn prices will remain high, continue to rise due to increasing demands for feedstock by the ethanol industry or decline as the market adjusts to new conditions.
     The lack of correlation between corn prices (approximately 60% of our anticipated cost of operations) and ethanol prices (approximately 85% of our expected revenue) could be a significant risk of our ethanol production business. Good risk management practices will help mitigate some of this risk with hedges of corn prices and ethanol prices on the Chicago Board of Trade together with forward price contracts with the end users of our ethanol production.
     After being stable for many years, energy prices in general have become more volatile in the past decade due to the perception of declining supplies in a growing world market. As pricing highs and lows are established within that volatility, prices have behaved in a manner similar to the corn market, as the highs tend to be short-lived (less than a year), because price stimulates production rather quickly, whereas lows in the market tend to prevail for longer periods as production is slowly curtailed and demand begins to recover. Significant price impacts can be stimulated by slight changes in supply and demand. The prices of all petroleum-based fuels have also been influenced by political uncertainties that affect world markets.

     Corn Acreage Trends
     In the past two decades, corn acreage in the United States has varied between 75.7 million acres and 84 million acres. Shifts from one year to the next have not been dramatic and have been as much a function of government support programs as corn prices. Crop rotation has traditionally supplied the most favorable economics for corn producers, and they have in the past been very reluctant to change those rotations. Corn demand in the domestic markets has been increasing, but corn demand in export markets has been somewhat stagnant. In the past, rising long-term yield trends have met increases in demand with reasonably constant corn acreage. Some corn-producing regions that have a production or market advantage have increased continuous corn acres in the last five years, but that increase has been offset by reduced corn acres in more marginal production areas. Technology improvements are making it possible to produce continuous corn in the future with greater competitive advantage against rotations, and with more drought and stress tolerance in marginal environments. That technology could swing corn acres dramatically higher if the economics dictated a need for those acres. The prices of energy, nitrogen, other fertilizers and similar inputs have increased significantly and are likely to continue to increase, resulting in negative returns for corn on marginal acres. This cost inflation is offsetting the advantages that continuous corn recently enjoyed in some areas.
     Studies by the U.S. Department of Agriculture and the National Corn Growers Association conclude that current increasing demand trends for corn, due to ethanol industry expansion, are capable of being met by diverting production otherwise available for export, increasing yields on existing acreage, increasing acreage devoted to corn and modifying crop rotation cycles. Weather conditions exceeding normal variations, significant changes in government support programs for corn or rising input costs due to energy could negatively affect corn planted acreage without regard for demand by the ethanol industry. Increasing demands for soybean production in corn-producing areas, based on demand from the biodiesel industry, could also impact corn acreage in the future. Changes in tillage, planting, pest control and hybridization technologies in both the corn and soybean industries may affect supplies in both markets by reducing crop rotations and increasing use of marginal growing environments. The U.S. Department of Agriculture announced on June 29, 2007 that corn producers planted 92.888 million acres of corn in 2007, which is 14.561 million acres (19%) more than was planted in 2006, and 2.434 (2.7%) than was indicated by the U.S. Department of Agriculture’s March 2007 estimate.
     Acceptance of Ethanol as a Substitute for Fuel
     Ethanol has been used as a fuel additive since the late 1970s, when its value as a product extender for gasoline was discovered during the OPEC oil embargo crisis. Ethanol achieved new status as a gasoline substitute with the development of flex-fuel vehicles that are capable of using an 85% gasoline blend (“E85”). Ford, General Motors and Chrysler have marketed over a half million flex-fuel vehicles annually in the past 10 years.
     The number of E85 pumps installed in Missouri increased in 2006. Recent gasoline prices above $2.00 per gallon have increased E85 sales to flex-fuel vehicles. According to the Missouri Department of Revenue, 1.5 billion gallons of gasoline that contained ethanol was sold in Missouri in 2006. This included a large amount of gasoline containing ethanol blended at a 10% level into gasoline (“E10”) and a small amount of gasoline with ethanol blended as E85. The 1.5 billion gallons represented 48.5% of the 3.1 billion gallons of gasoline sold in Missouri in 2006.
     In 2006, the Governor of Missouri signed legislation that will require all gasoline sold in Missouri to be E10 when the price of ethanol is the same or lower than regular unleaded gasoline. The requirement takes effect on January 1, 2008. Based on the 3.1 billion gallon gasoline market in Missouri in 2006, the new legislation will create a potential market for 300 million gallons of ethanol in Missouri, exclusive of E85 sales.
     The new Missouri market for E85 functions as a substitute for gasoline in addition to the octane and oxygenate benefits to the consumer. That market could easily evaporate if E85 becomes priced close to or above regular gasoline. The E85 market outside the corn-producing areas of the Midwest is extremely limited. It will likely take many years and a great deal of cooperation between automobile manufacturers and gasoline distributors, together with government incentives for infrastructure development, to create a viable substitute market in other areas of the country. As long as the oil industry is capable of producing enough product to satisfy demand, the market for ethanol as a substitute for gasoline will be price sensitive and insignificant compared to octane and oxygenate uses for ethanol.

     Competition from Future Construction
     There are currently 123 ethanol plants in production in the United States, with a capacity of 6.4 billion gallons per year, and 83 more plants under construction or expansion with a capacity near 6.4 billion gallons per year. More than 100 other groups and companies across the United States are reviewing the opportunity for plant construction through feasibility studies or fundraising efforts. Expansion in the industry has been accelerating for the past five years and has been stimulated by the new Renewable Fuels Standard of 7.5 billion gallons per year by 2012. There are currently at least four potential new ethanol projects in Missouri, of which we are one. Such dynamic expansion is accompanied by substantial and accelerating capital flows into the industry.
     This rapid expansion leads to many uncertainties in the industry regarding future profitability, corn supplies, ethanol markets and distillers grains markets.
     Feasibility studies for new or expanding plants identify the source of feedstocks and the potential price increases that may occur with the development of the project. The criteria for evaluating those studies are not always consistent from project to project, and there could be projects that build close to us that are willing to accept more risk in the marketplace and operate with a cost structure quite different from ours. The development of such a project within our corn origination area could negatively impact our ability to source feedstock locally at an acceptable price. Development in other areas of the state and in neighboring states could impact our ability to ship corn in from other areas at acceptable prices and freight rates.
     Rapid expansion of the industry is taking place, mostly in the corn belt, and is providing ethanol supplies in that geographic area that will far exceed demand. Access to high-volume long-haul transportation via rail or barge is becoming more essential to all plants because of competition. Yet that transportation may not always be available when needed due to cost and overcrowding of the transportation infrastructure. Professional marketers tend to have facilities in specific locations instead of scattered throughout the potential market. Other plants may be closer or have cheaper transportation to the markets available to the marketer we choose. Ethanol supplies have increased to the detriment of price in the past and could do so in larger volumes and in more locations with increasing frequency.
     Distillers grains has enjoyed an increase in demand in the recent past that has generally kept pace with increased production. However, there have been times when the price for distillers grains had to decline substantially in relation to other protein sources to stimulate new users to try the product. Price competitiveness has to be maintained against other protein sources, but market share gained has usually been maintained. A feasibility study prepared for us by BBI International in 2006 indicated there were sufficient livestock numbers in Missouri to support all of the distillers grains production from more than 10 ethanol dry mills. Five plants have recently been built in Missouri. With all of the potential construction that could become competition for that market, our ability to market substantial quantities of distillers grains locally is limited. Access to national and export markets will be essential, and transportation infrastructure by rail and barge will also be necessary.
     Distillers grains must be transported in rail cars designed specifically for handling its compaction characteristics. Those cars have been in short supply, and a rapidly expanding industry will put more pressure on that resource.
     Distillers grains marketers have traditionally pushed product into the marketplace based on price relationships, but recently more emphasis has been put on research information and direct marketer contacts with potential customers to disseminate research and develop working relationships. Rapid expansion will diminish the time and resources available to develop and maintain those relationships.
     The quality of distillers grains has been an issue in previous years with customers. Although we expect to produce a high-quality product, other new plants will also be striving for high quality.
     Fractionation of the corn to create higher-valued distillers grains products to serve specific markets, as well as extracting other value products, such as corn oil and other protein structures, is being researched and promoted by the land grant universities and several private companies. Although the various processes being promoted have not yet been successful on a large scale in dry mill production, some of those processes have a chance of being successful in the future and giving a market advantage to those who invest the capital and assume the risks of a new market. Those products could change the dynamics and logistics of the distillers grains market and affect our profitability.
     Research by distillers grains marketers, ethanol producers, universities, commodity organizations and private companies is focused on the many potential uses for distillers grains or its components. Some of that research may yield significant new uses for the product, but capital investment and risk venture relationships will have to be put into place to take advantage of those opportunities. Our competitors may be in a better financial position to capture those opportunities.
     Air Pollutant Emissions
     The production of ethanol will result in various air emissions produced by the distillation process and the combustion process used to generate steam. The plant will generate steam using natural gas as its fuel source. Carbon dioxide is emitted in the combustion of natural gas, but it has not been considered a pollutant by the U.S. Environment Protection Agency (“EPA”) and is not presently being regulated. The regulated pollutants will be controlled through the combined use of finely tuned combustion processes and control technologies that meet federal and state requirements.
     The distillation process will produce various types of volatile organic compounds that will be reduced through pollution control equipment to meet limits established by the EPA and Missouri Department of National Reserves (“MDNR”).
     We are required to obtain a construction permit from the MDNR before beginning construction of our plant and must also obtain an operating permit once construction and emission testing is completed. We expect that all permitting will be done with the plant categorized as a minor source in accordance with federal and state definitions.
     Construction and operation of our plant will be allowed only if we can demonstrate that it can be in continuous compliance with all applicable regulatory requirements. Once in operation, it will be subject to record-keeping and reporting requirements as well as periodic on-site inspections. If it violates any provision of its permit, our plant will be subject to enforcement action, which can include substantial fines and possible closure.
     Carbon Dioxide as a Pollutant
     Carbon dioxide will be produced as a by-product of the distillation process used in the production of ethanol at our plant. In addition, because ethanol itself contains carbon, it will also produce carbon dioxide when it is burned, like gasoline. A study by the Argonne National Laboratory (January 1999) shows the combustion of ethanol releases less carbon dioxide than the combustion of unleaded gasoline.
     The burning of natural gas at our plant to produce steam will emit carbon dioxide. Carbon dioxide is not presently considered a criteria pollutant by the EPA, and there is no established health impact from the release of carbon dioxide. Consequently, there is no current federal or state requirement to control carbon dioxide emissions.
     The scientific community contends that carbon dioxide and other heat-trapping emissions are responsible for global climate change. Designation of carbon dioxide as a criteria pollutant would enable the EPA to regulate U.S. emissions of carbon dioxide to conform to a domestic standard or to an international treaty restricting those emissions, such as the Kyoto Protocol. The Kyoto Protocol would require the United States to reduce its greenhouse gas emissions by 7% to 93% of 1990 levels by 2010. However, the U.S. Senate rejected the Kyoto Protocol and the EPA determined it did not have authority to regulate carbon dioxide. Twelve states and several environmental activists sued the EPA over its decision, but the U.S. Court of Appeals ruled in favor of the EPA in July 2005. On April 2, 2007, the U.S. Supreme Court ruled that the EPA does have the authority to regulate emissions of carbon dioxide and other greenhouse gasses. We cannot predict the effect of this ruling or the effect of future regulations or legislation relating to carbon dioxide emissions as they may relate to our plant or its operations.

     In July 2004, eight states and the city of New York sued five of the largest carbon dioxide emitters. The lawsuit sought to require the companies to reduce the amount of carbon dioxide pollution and did not seek monetary damages. In September 2005, a federal judge dismissed the lawsuit, stating that the president and Congress, not the judiciary, should consider such a broad environmental policy. The case was argued on appeal before the U.S. Court of Appeals in June 2006.
     It is possible that future requirements could emerge that would require control or mitigation of some or all of the carbon dioxide emissions from our plant or impact the use of ethanol as a fuel. Such regulations would likely have wide-ranging national applicability impacting fuel combustion sources of all types, including power generation facilities and motor vehicles.
Liquidity and Capital Resources
     Funding for our project planning and development activities has been provided by our development and seed capital financings, totaling $2,005,000, and grants from several sources to assist our efforts. Our original sponsor, the Barton County Ethanol Project Steering Committee, was awarded grants in the amount of $47,500 from the U.S. Department of Agriculture Value Added Producer Grant Program and $148,000 from the State of Missouri. Approximately $47,500 of these funds have been used to cover the cost of a feasibility study and to reimburse expenses incurred by the steering committee prior to our organization and by us subsequent to our organization and are included in our statement of operations. In September 2006 we also received notice that we have been awarded an additional grant in the amount of $299,900 from the U.S. Department of Agriculture Value Added Producer Grant Program. We have not applied for any further grants and we may or may not receive any additional grants.
     As of May 31, 2007, we had cash and cash equivalents, including certificates of deposit, of $1,364,947 and total assets of $1,985,602. As of May 31, 2007, we had current liabilities of $125,419, which consist of accounts payable. Since our organization through May 31, 2007, we have generated no revenues from operations. Operating expenses during that period, attributable primarily to start-up business expenses, were $455,980. We have an accumulated loss of $241,861. Total members’ equity as of May 31, 2007 was $1,860,183. From our inception to May 31, 2007, we raised a total of $2,005,000 in development and seed capital, which we have used to fund our organization and operations. Our total assets include $422,944 of prepaid offering costs relating to our equity offering. The prepaid offering costs will be netted against the proceeds received from the offering after we issue units, or if we do not complete the sale of any units, the costs will be expensed. We believe our cash and cash equivalent resources will be more than adequate to finance our operations for the next 12 months or until completion of the offering. We are dependent on the successful completion of the offering and additional debt financing to fund the construction of our plant and future operations.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $120,000,000. We plan to finance the project with the proceeds from our equity offering and debt financing combined with the proceeds of our prior development and seed equity financings and grants we received. We are seeking to raise a minimum of $30,000,000 and a maximum of $80,000,000 of equity in the offering. The amount of debt financing that we will require depends on the results of the offering. We anticipate that we will need approximately $87,500,000 in debt financing if we raise the minimum amount offered in our equity offering and approximately $37,500,000 if we raise the maximum amount offered. We have commenced discussions with prospective lenders for the debt financing that we need, but have no commitments for the debt financing. Completion of our proposed ethanol plant depends on our ability to complete our equity offering successfully and raise the amount of debt financing that we require.
     We intend to seek our senior debt financing from a major bank, which may act as a lead lender with participating loans from other banks. We expect the senior debt will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect the loan will be secured by all of our real property and substantially all of our other assets, including inventories and receivables. In addition to repaying the principal, we expect to pay interest on the loan at market rates for loans to start-up ethanol projects, plus annual fees for maintenance and oversight of the loan by the lead lender. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may need to seek subordinated debt financing, which could require us to issue warrants for the purchase of additional units. We intend to capitalize all of our interest during the construction period until we commence start-up operations, and do not anticipate that we will be required to make any payments on our debt until we construct our plant and begin producing ethanol. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.
     We have no commitments or agreements from any bank or other financial institution or lender to supply our debt financing. There is no assurance that we will be able to obtain the debt financing in the amount that we will require or that the terms of any available financing will be acceptable to us. Our ability to construct our plant and implement our business plan will depend on the successful completion of our equity offering and receipt of adequate debt financing. Any failure to acquire needed financing would likely require us to cease operations and liquidate.
     Any federal, state or local grants or loans, tax credits or tax increment financing that may be available to us in the future could offset a portion of our equity or debt requirements. There is no assurance that we will receive any grants in the future.
     If we do not have sufficient cash on hand for operations or if we decide to complete the purchase of our site and begin certain site work prior to the availability of the proceeds of our equity offering and debt financing, it may be necessary for us to secure interim bridge financing from one or more of our members, contractors or unaffiliated lenders. Any bridge financing obtained would not represent an additional source of capital for the project because its terms would require repayment from the proceeds of our equity offering when it is completed. We presently have no plans or commitments with respect to any additional or bridge financing.
Operating Expenses
     Since our inception through May 31, 2007, including the prior operations of the Barton County Ethanol Project Steering Committee, we have incurred an accumulated loss of $241,861. The loss was funded by the proceeds of our previous capital financings totaling $2,005,000, grants totaling $161,522 and interest income of $57,597. The expenses resulting in the loss were principally organizational and administrative expenses.
     When our ethanol plant nears completion, we expect our operating expenses to increase, including expenditures for supplies, utilities and salaries for administration and production personnel. We also expect to incur significant expenses relating to financing and interest. We have allocated funds in our capital structure for these expenses, but we cannot be certain the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
Critical Accounting Policies
     In accordance with United States generally accepted accounting principles, we use estimates and assumptions in preparing our financial statements. These estimates and assumptions may have an impact on the amounts of revenues, expenses, assets and liabilities reported in our financial statements. We believe the estimates and assumptions we have used with respect to the financial statements included in this report are reasonable.
     We expense all organizational and start-up costs as incurred. These costs relate to advertising, project coordinator expenses, consulting fees and professional fees incurred during the start-up phase.
     Expenses incurred in connection with our equity offering will be deferred until the offering is complete. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, these costs will be expensed.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES
     As of May 31, 2007, our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial and accounting officer concluded that a deficiency was identified in our internal control over financial reporting that constituted a “material weakness.” Accordingly, management concluded that our disclosure controls and procedures were not effective.
     The material weakness was due to the number of adjustments to our financial statements deemed necessary in our August 31, 2006 audit. We are working with our accountants to further develop internal controls and processes for the accumulation of financial data and disclosures to reduce the number of necessary adjustments in the future.
     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We filed a registration statement on Form SB-2 with the SEC for an initial public offering of our units, that became effective on June 15, 2007 (Registration No. 333-139657). The offering commenced following filing of the definitive prospectus under Rule 424(b) of the Securities Act of 1933 on June 26, 2007. We also registered units for sale in the states of Illinois, Kansas and Missouri. The offering is being made by our executive officers and managers, and no underwriter has been retained for the offering. Our executive officers and managers are not compensated for their activities in connection with the offering. The offering is for a minimum of 15,000,000 units and a maximum of 40,000,000 units at a purchase price of $2.00 per unit. There is a minimum purchase of 10,000 units to participate in the offering with additional units to be purchased in increments of 5,000 units. The minimum aggregate offering amount is $30,000,000 and the maximum aggregate offering amount is $80,000,000. All proceeds from the offering have been placed in escrow. Subscriptions will be held in escrow until we receive (a) $30,000,000 or more in offering proceeds in cash, consisting of initial cash payments and cash payments on promissory notes, exclusive of interest, and (b) written commitments from lending sources to provide senior and subordinated debt which, combined with the offering proceeds and funds received or receivable from our previous equity offerings, grants and other resources, would equal at least $120,000,000. Therefore, for the period detailed by this report, we did not receive or use any net offering proceeds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     We are filing the Phase 1 Consulting Agreement between Agra Industries, Inc. and us executed on June 27, 2007, pursuant to which Agra Industries will provide us project development and preliminary engineering services.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Formation (1)

3.2	Limited Liability Company Agreement (1)

10.1	Agreement between Issuer and Blasdel Cleaver Schwalbe Communications, LLC dated March 12, 2007 (1)

10.2	Phase 1 Consulting Agreement between Issuer and Agra Industries, Inc. dated June 27, 2007

31.1	Certification by Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Exchange Act

31.2	Certification by Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Exchange Act

32	Certification Pursuant to 18 U.S.C. § 1350

(1)	Incorporated herein by reference to the issuer’s Registration Statement on Form SB-2 (File No. 333-139657).

SIGNATURES
     In accordance with the requirements of the Exchange Act the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OZARK ETHANOL, LLC.
Date: July 30, 2007	By:	/s/ Jim McClendon
Jim McClendon
Chair (Principal Executive Officer)

Date: July 30, 2007	By:	/s/ Brad Williams
Brad Williams
Treasurer (Principal Financial and Accounting Officer)