Form 10KSB
period 2007-08-31
OZARK ETHANOL LLC
filed 2007-11-29
CIK 1375609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended August 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.
For the transition period from                      to
Commission file number 333-139657
OZARK ETHANOL, LLC
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5055456 (I.R.S. Employer Identification No.)

300 West Kneeland Street Liberal, Missouri (Address of principal executive offices)	64762 (Zip Code)
(417) 843-3835
(Issuer’s telephone number)
Securities registered under Section l2(b) of the Exchange Act:
None
Securities registered under Section l2(g) of the Exchange Act:
None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of November 26, 2007 the aggregate market value of the Units held by non-affiliates (computed by reference to the most recent offering price of such Units) was $2,800,000.
As of November 26, 2007 there were 2,700,000 Class A Limited Liability Company Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

FORWARD LOOKING STATEMENTS
     Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In many cases, you can identify forward-looking statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “should,” “could,” “may,” “future,” “continue,” “potential,” or other forms or the negatives of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Item 1, “Description of Business;” Item 2, “Description of Property” and Item 6, “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.
     These forward-looking statements are based on assumptions that we believe to be reasonable, beliefs and expectations in reliance on information currently available to management and our estimates regarding future results, trends and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report in Item 1, “Description of Business—Risk Factors.” You are urged to consider all of those risk factors when evaluating any forward-looking statement, and we caution you not to put undue reliance on any forward-looking statements.
     You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Although we believe that our plans and objectives, as reflected in or suggested by the forward-looking statements, are reasonable, we may never achieve our plans or objectives. Actual results may differ from anticipated or desired results due to many possible unforeseen developments, including developments arising from or relating to the following:
•	The suitability of our ethanol plant site, availability of required infrastructure and construction of the plant;

•	Competition and technological developments in the ethanol industry and the energy market generally;

•	Economic, competitive and business conditions in our local and regional markets and in the national and international marketplace;

•	The availability and continuance of environmental and other permits, licenses and incentives;

•	The impact of or changes in laws or regulations relating to the biodiesel or energy industry, environmental matters and taxation;

•	Our ability to generate cash flow to meet our operating needs, repay indebtedness and make distributions to our Unit holders;

•	The performance of our consultants, contractors and suppliers;

•	The actions of national, state and local legislative, regulatory and judicial bodies and authorities;

•	Delays or interruptions in the construction or operation of the plant due to inadequate financing, design or material failures, environmental issues, lack of raw materials, transportation blockages, weather and other factors;

•	The necessity to modify or upgrade the plant, expand or curtail our operations, obtain additional capital or change our business strategy; and

•	Other factors discussed in Item 1, “Description of Business – Risk Factors” and elsewhere in this report.
     We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1. DESCRIPTION OF BUSINESS.
General Overview
     Ozark Ethanol, LLC (referred to herein as “we,” “us,” the “company” or “Ozark Ethanol, LLC”) is a limited liability company organized under the laws of the state of Delaware on May 16, 2006. Our principal executive and operating offices are located at 300 West Kneeland Street, Liberal, Missouri 64762. You may contact us by telephone at (417) 843-3835 and by facsimile at (417) 843-3836.
     We intend to construct and operate a 54 million gallon per year (“mmgy”) corn-based dry mill fuel-grade ethanol plant near Nevada, Missouri (the “plant”). We expect the plant will be able to convert, on an annual basis, approximately 19.3 million bushels of corn into approximately 54 million gallons of ethanol and 172,000 tons of distillers grains. Currently, we are a development stage company with no revenues from operations. To date, our efforts have been devoted principally to developing our planned project and related activities. We will not generate revenue until we complete construction of the plant, which we are targeting for the first quarter of 2010, or earlier if possible.
     We have filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”), which was declared effective on June 15, 2007, and commenced an equity offering following the filing of the definitive prospectus on June 26, 2007. We refer to such equity offering in this report as our “equity offering.” The prospectus contemplates minimum offering proceeds of $30 million and maximum offering proceeds of $80 million. Our officers and managers will sell Units in the equity offering directly to investors on a best efforts basis without the assistance of an underwriter. We will not pay commissions to our officers, managers or any other person for any sales of Units in the equity offering. As of November 26, 2007, in connection with our equity offering we had received subscriptions for Units totaling approximately $770,000. The offering will close upon the earlier to occur of our acceptance of subscriptions for Units for the maximum offering amount of $80 million or September 13, 2008. We may also decide to close the equity offering before that date if we have sold the $30 million minimum offering amount and determine that the offering proceeds, together with committed debt financing and funds received or receivable from our previous equity offerings, grants and other resources, are sufficient to capitalize the project. Subscriptions will be held in escrow until we receive (1) $30 million or more in offering proceeds in cash, consisting of initial cash payments and cash payments on promissory notes, exclusive of interest, and (2) written commitments from lending sources to provide senior and subordinated debt which, combined with the offering proceeds and funds received or receivable from our previous equity offerings, grants and other resources, would equal at least $120 million. If these conditions are not satisfied on or before September 13, 2008 or if we decide to abandon the equity offering at any time, the escrow agent will promptly return the subscriptions to investors, with interest on the cash payments held in escrow. If we are unable to complete and commence operations of the plant after subscriptions have been released from escrow, the value of our Units would likely decline significantly or be lost entirely.
     We intend to use the proceeds of our equity offering to pay for a portion of the development, construction and start-up costs we expect to incur in connection with our plans to construct and operate the plant. We will also need a significant amount of debt financing in order to complete the project. Assuming we raise the equity we need to obtain debt financing, we hope to seek and close on our debt financing in May 2008. However, it is possible that we will be unable to raise the necessary equity or obtain debt financing by such date or at all, in which case the project will be delayed or terminated.
     The elapsed time from groundbreaking to mechanical completion of the plant and commencement of operations is expected to take 18 months. We estimate the total capital costs to construct the plant and commence operations are approximately $120 million. We have received approximately $2,073,000 in development and seed capital, grants and other income. We are seeking additional equity capital of $30 million to $80 million, senior debt financing of approximately $37.5 million to $75.5 million and subordinated debt financing of up to an estimated $12.5 million to finance the project. The amount of senior debt financing that we will require will depend upon how much equity we raise in this offering and the debt to equity ratio that the senior lender will require us to maintain. The subordinated debt would most likely be required if the proceeds from the equity offering are in the lower range of what we are seeking.

     We have an option to purchase a site for the plant that we acquired from individual landowners, which expires on August 31, 2008 (as amended). If we are unable to exercise this option before we are able to release subscriptions from escrow, we may find it necessary to pay more than the purchase price for the site provided in the option or to locate an alternative site. Our board of managers reserves the right to change the location of the site for the plant, in its sole discretion, for any reason. A final determination regarding the plant site will be made after our investigations regarding the suitability of the site subject to our option and any other sites that we may consider is complete. The plant will consist principally of a storage and processing area for corn; a fermentation area comprised mainly of fermentation tanks; an ethanol storage and loading area; a drying unit for processing the distillers grains; a storage and loading facility for distillers grains; truck scales for weighing incoming corn and outgoing distillers grains; and an administrative office. The plant will operate with natural gas as its thermal heat source. The following discussion of our plans for the development, construction and operation of the plant reflects our current expectations and may be subject to changes as the project progresses and as circumstances require.
Overview of the Ethanol Industry and Related Products
     Ethanol
     Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains (and other plant sources containing starch and sugar), which can be used as:
•	An octane enhancer in fuels;

•	An oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions; and

•	A non-petroleum based gasoline substitute.
     Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the federal Clean Air Act has made ethanol an important domestic renewable fuel additive. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.
     Ethanol is produced from starch or sugar-based feed products such as corn, potatoes, wheat and sorghum, as well as from agricultural waste products including sugar, rice straw, cheese whey, and beverage wastes. Historically, corn has been the primary source because of its relatively low cost, wide availability and ability to produce large quantities of carbohydrates that convert into glucose more easily than other products. Today, approximately 90 percent of the ethanol produced in the United States is produced from corn.
     Ethanol has been utilized as a fuel additive since the late 1970s when its value as a product extender for gasoline was realized during the OPEC oil embargo crisis. In the 1980s, the widespread use of ethanol as an octane enhancer began replacing other environmentally harmful components in gasoline such as lead and benzene. Ethanol’s use as an oxygenate continued to increase with the passage of the Clean Air Act Amendments of 1990, which required the addition of oxygenates to gasoline in the nation’s most polluted areas. Ethanol contains approximately 35 percent oxygen and when combined with gasoline, it acts as an oxygenate that increases the percentage of oxygen in gasoline. As a result, the gasoline burns cleaner and releases less carbon monoxide and other exhaust emissions into the atmosphere.
     Ethanol achieved new status as a gasoline substitute with the development of flex fuel vehicles that are capable of utilizing an 85 percent gasoline blend (“E85”). Ford, General Motors and Chrysler have marketed over a half million flex fuel vehicles annually in the past 10 years. Missouri has more than 63 E85 stations. Recent gasoline prices above $3.00 a gallon have increased E85 sales to flex fuel vehicles. According to the Missouri Department of Revenue, between January and November 2005 ethanol was being blended with gasoline at the 10 percent level (“E10”) in 49 percent of the gasoline sold in Missouri. A new Missouri market has developed for ethanol as a substitute for gasoline in addition to its use as an octane and oxygenate enhancer. According to the U.S. Department of Energy, E85 has 94,190 British thermal units (“Btu’s”) per gallon compared to 120,830 Btu’s per gallon in E10. Although the lower Btu’s in E85 compared to E10 results in a decrease in gas mileage per gallon, the lower price of ethanol compared to gasoline allows ethanol to compete as a gasoline substitute.
     The regional and national markets for ethanol appear to be strong. In 2006, approximately 5.4 billion gallons of ethanol were consumed in the United States. We expect the United States to consume over 6 billion gallons of ethanol in 2007. Ethanol is utilized in the Reformulated Gasoline Program as an oxygenate, in the federal winter Oxygenated Gasoline Program, and in conventional gasoline markets as an octane enhancer and gasoline extender.

     Distillers Grains
     The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed ingredient. Research has shown that distillers grains is a good source of protein, vitamins, iron, fiber and other key nutrients that are important to promoting animal growth and health. The protein content of distillers gains averages 27 to 30 percent and the fat content averages 8 to 9 percent. Distillers grains is highly digestible and can be mixed with other products to enhance the nutritional properties of the feed product. Distillers grains has a “by-pass” protein, which means that it by-passes the rumen of cattle and is broken down in the small intestines for more efficient and faster utilization than other protein supplements such as cottonseed meal and soybean meal. Bypass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.
     Dry mill ethanol processing creates three primary forms of distillers grains: distillers wet grains, distillers modified wet grains and distillers dried grains with solubles. Distillers wet grains is processed corn mash that contains a substantial amount of moisture. It has a shelf life of approximately three days and can be sold only to feeders of beef animals within the immediate vicinity of the ethanol plant. Distillers modified wet grains is similar to distillers wet grains except that it has been partially dried and contains less moisture. Distillers modified wet grains has a shelf life of 14 days, contains less water to transport, is more easily adaptable to some feeding systems, and can be potentially sold to regional markets of both beef and dairy animals. Distillers dried grains with solubles is corn mash that has been dried to approximately 10 percent moisture. It has an almost indefinite shelf life and may be sold and shipped to any market and to almost all types of livestock.
     Carbon Dioxide
     Another by-product of ethanol production process is raw carbon dioxide. Raw carbon dioxide can be processed and used in various food and non-food related applications, including beverage and dry ice production, pharmaceutical manufacturing, shrink-fitting, cryogenic blasting and enhanced oil/natural gas recovery. Carbon dioxide is principally used as expendable refrigerants and is commonly used in food processing facilities, including slaughterhouse operations, frozen food storage and as supplemental cooling for refrigerated products.
     Carbon dioxide is easily captured from ethanol plants but must be processed further for commercial use. Typically, a carbon dioxide processing company will construct a processing facility next to the ethanol plant. The raw carbon dioxide is piped to the processing facility for finishing. In order for the processing facility to be economically viable, there must be a close market for the finished product. We do not plan to build a carbon dioxide recovery facility at this time, but we plan to investigate its feasibility in the future.
Federal and State Regulation
     Overview
     Most ethanol is used in its primary form for blending with unleaded gasoline. Recently, the demand for ethanol has increased, in part because of two major programs established by the Clean Air Act Amendments of 1990. The first program, the Oxygenated Gasoline Program, is a recurring wintertime program designed to reduce carbon monoxide levels during the winter months. The Clean Air Act Amendments originally required the use of oxygenated fuels at a minimum rate of 2.7 percent oxygen by weight (unless otherwise specified) during the winter months in approximately 40 metropolitan areas that were not in compliance with carbon monoxide standards. According to the EPA, as of November 2005, 12 metropolitan areas were implementing the program for winter 2005-06.
     The second program created by the Clean Air Act Amendments is the Reformulated Gasoline Program. This program, which began on January 1, 1995, is intended to reduce ground level ozone or smog. The program initially required the year round use of oxygenated fuel in nine metropolitan areas with severe ozone pollution. Other less severely troubled areas have been or are to be phased into the program over time. According to the EPA, as of May 1, 2007, various counties in 14 states and the District of Columbia must comply with the program. Although not required, according to the EPA, as of May 1, 2007, all or a portion of 13 states, including the remainder of some states that contain counties required to comply with the program, had also voluntarily opted into the program.

     Although the Reformulated Gasoline Program has been in place for several years, we cannot determine its future impact on the demand for ethanol. Before the program’s inception, the EPA mandated that 30 percent of the oxygen required in oxygenated fuel be derived from renewable oxygenates such as ethanol. In April 1995, however, a federal appellate court struck down the rule because it exceeded the EPA’s authority. While it appears ethanol can compete in the marketplace with other oxygenates on its merits, the prospects for the ethanol market are further clouded by the growing resistance to the Reformulated Gasoline Program. Consumers have resisted higher oxygenated fuel prices and a few areas that had opted into the program have now opted out. Moreover, Congress has indicated a willingness to reexamine the program. There is some opposition to ethanol from non-corn producing states. These states contend that gasoline prices in the state may increase significantly due to shipping costs, because most ethanol is currently produced in corn producing states. Citing costs and supply issues, a few states have requested that the EPA grant waivers from compliance with the oxygenate requirements of the Clean Air Act. Although the EPA has been reluctant and, in most cases, has refused to grant waivers, if a number of states were able to obtain waivers from the federal oxygenate requirements, the use and demand for oxygenates, including ethanol, could be significantly reduced.
     The most common oxygenate competing with ethanol is methyl tertiary butyl ether (“MTBE”). MTBE is a petroleum-based product produced from methanol and natural gas. Until recently, a majority of the oxygenated fuel sold in the United States used MTBE as an oxygenate. Recently, MTBE has faced pressure from substantial lawsuits and production has been curtailed, causing the price to escalate equal to or above ethanol. Since the introduction and widespread use of MTBE as an oxygenate, it has been discovered in ground water, lakes and streams. While MTBE has not been classified as a carcinogen, it has been shown to cause cancer in animals and its continued use has raised serious environmental concerns. The U.S. General Accounting Office noted that MTBE contamination across the United States is widespread because, among other things, many storage tanks holding MTBE continue to have problems with leakage, pipelines used to transport gasoline are also used to transport MTBE and MTBE dissolves more easily in water than other gasoline components, which allows it to travel faster and farther than gasoline components. Product liability concerns regarding MTBE have increased following passage of the Energy Policy Act, which did not contain limitations on product liability claims relating to MTBE use. As a result, refiners are now expediting the phase-out of MTBE nationwide, creating additional demand for ethanol.
     Governmental Activity
     As a result of environmental problems associated with its use as a fuel oxygenate, in March 2000 the EPA announced that it had commenced regulatory action to achieve a significant reduction in or a complete ban on MTBE. Many states voluntarily responded to the EPA’s announcement by enacting legislation prohibiting the sale of gasoline containing certain levels of MTBE or by phasing out the use of MTBE entirely. According to the Renewable Fuels Association, as of August 2006 25 states, including California, New York, New Jersey, Illinois, Indiana, Iowa and Wisconsin, have enacted legislation restricting or banning the use of MTBE.
     The Energy Policy Act of 2005 contains generally favorable provisions for the ethanol industry. It prohibits the use of MTBE within four years of its enactment. However, states can submit notice to the U.S. Department of Energy Information Administration that the state authorizes use of MTBE, which may limit the beneficial impact of the Act on the ethanol industry. Further, future changes in the law may further postpone or waive requirements to use ethanol.
     The Act also established a national renewable fuel standard (“RFS”) that sets a national minimum usage requirement for renewable fuels that increases to 7.5 billion gallons per year by the 2012. Although it is anticipated that ethanol will account for the largest share of renewable fuel produced and used under the RFS, the RFS is also expected to stimulate the production of biodiesel fuel as a result of the Act’s extension of the volumetric excise tax credit for biodiesel through 2008. Consequently, the overall impact of the RFS on the ethanol industry cannot be precisely determined.
     Some states have also enacted renewable fuels standard legislation to encourage the use of ethanol. The provisions of the legislation differ from state to state. States with such laws include Iowa, Minnesota, Missouri, Montana, Washington and Hawaii.
Ethanol Markets
     The regional and national markets for ethanol appear to be strong. Due in part to federal and state policies promoting cleaner air and federal and state tax and production incentives, the ethanol industry has grown substantially in recent years. Because of the environmental concerns associated with MTBE, the use of ethanol as both an oxygenate and as an octane enhancer has grown and continues to grow rapidly. In addition, ethanol is used as a gasoline extender when gasoline stocks become short. The Renewable Fuels Association estimates that in 2006, almost 5.4 billion gallons of ethanol were consumed in the United States. Based on the monthly average ethanol consumption in the United States reported by the Renewable Fuels Association through August 2007, we expect that ethanol consumption in 2007 will be close to 6.6 billion gallons. Ethanol is utilized in the Reformulated Gasoline Program as an oxygenate, in the federal winter Oxygenated Gasoline Program, and in conventional gasoline markets as an octane enhancer and gasoline extender.
     According to the Renewable Fuels Association, ethanol production in 2006 reached over 4.8 billion gallons, which is approximately 1.25 times 2005 production and 2.75 times 2001 production. As of October 30, 2007, the Renewable Fuels Association reported that United States ethanol plants have the capacity to produce over 7 billion gallons per year. The Renewable Fuels Association also reported 72 new ethanol plants under construction, with 10 existing producers adding capacity that, combined, would eventually bring over an additional 6.4 billion gallons of annual ethanol capacity online. A majority of the ethanol plants are located in the Midwest corn-producing states of Illinois, Indiana, Iowa, Kansas, Nebraska, Minnesota, Missouri, Ohio, South Dakota and Wisconsin. Recent events, including damage to the energy industry infrastructure in the Gulf coast region of the United States, increased demand for petroleum and political tensions in the Middle East, have resulted in substantially higher crude oil prices. As a result, demand for ethanol has increased over the past few years. According to the Renewable Fuels Association, ethanol demand reached almost 20 million gallons per day in August 2007.
     Automobile companies responded to the increasing demand to improve the environment by developing ethanol-friendly vehicles. Gasoline blends containing up to E10 are approved under the warranties of most major domestic and foreign automobile manufacturers marketing vehicles in the United States, and many recommend the use of cleaner-burning fuel, such as those containing ethanol, in their vehicle owner’s manuals. Similarly, most major manufacturers of power equipment, motorcycles, snowmobiles and outboard motors endorse the use of ethanol blends in their products. In the last several years, automobile companies such as DaimlerChrysler, General Motors and Ford have introduced a growing number of flexible-fuel vehicles that operate on E85. In addition, ethanol industry advocates have developed new diesel fuels that are a blend of diesel fuel and ethanol.
     Ultimately, whether the use and demand for ethanol will continue to increase depends, in large part, on the price of oil, continuation of the clean air standards and the implementation of the national RFS. The passage of energy legislation in the future may materially affect the use of and demand for ethanol and our business. Although there is no assurance the demand for ethanol will continue to grow, we believe that if the RFS is successfully implemented, the demand for ethanol will increase significantly as an octane enhancer and extender of supply.
Government Incentives
     Recognizing the need for a cleaner source of energy, and appreciating that ethanol is renewable and can be produced in the United States, the federal government and various state governments have created incentive programs to encourage ethanol production. The federal incentive programs include excise tax credits to gasoline distributors and federal income tax credits that eligible producers may earn. State incentive programs include production payments, income tax credits and state sales tax exemptions. However, these programs are not without controversy, due in part to the cost of these programs. Increases in the use of ethanol as a fuel additive will increase the amount of excise tax credits available to gasoline distributors, which translates into lower federal tax revenues. The direct payment program is a significant expenditure and Congress may choose not to fully fund the program in any given fiscal year. These federal programs may be affected by the passage of energy legislation in the future.
     Renewable Fuels Standard
     On August 8, 2005, Congress adopted the Energy Policy Act of 2005 that directs the EPA to promulgate rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) into commerce in accordance with the annual renewable fuels schedule that spans a period of seven years. In December 2005, EPA set a statutory default standard that required that 2.78 percent of the United States fuel supply in calendar year 2006 be renewable fuel, which is approximately 4 billion gallons of fuel. On May 7, 2007, EPA promulgated its final RFS rule, establishing a comprehensive RFS program for 2007 through 2012 and beyond. The rule became effective on September 7, 2007 and provided for an increase in the required overall volume of renewable fuel sold or dispensed for each calendar year starting with 4 billion gallons in 2006, increasing incrementally to 7.5 billion gallons by 2012. Starting in 2013,

EPA is required to establish the applicable national volume which must require at least the same overall percentage of renewable fuel use as was required in 2012.
     It is expected that ethanol will account for the largest share of renewable fuel produced and used under the RFS. However, the RFS also will stimulate the production of biodiesel. In addition, the current oxygenate standard for reformulated gasoline was removed and air quality anti-backsliding provisions were enhanced under the Act.
     Federal Excise Tax Exemption
     The most important federal tax incentive for the ethanol industry and its customers is the partial exemption from the federal motor fuels excise tax. Under these incentives, federal excise tax credits are available to certain distributors and blenders of ethanol and alcohol fuels. These incentives are expected to reduce the price of and increase the demand for ethanol and alcohol fuels. This credit is currently available through December 2010.
     Federal Small Ethanol Producer Tax Credit
     The Federal Small Ethanol Producer Credit provides an eligible ethanol producer a 10¢ per gallon tax credit for the first 15 million gallons of ethanol produced annually, subject to possible reduction for certain excise tax benefits. Under the program, ethanol producers that qualify or their owners (for pass-through tax entities) can reduce their federal income tax liability by the amount of the annual credit, subject to limitations. A small ethanol producer must produce less than 60 million gallons per year to be eligible for the credit. Our anticipated capacity is 54 million gallons annually, so we expect to qualify as a small ethanol producer. The credit is scheduled to expire on December 31, 2010 and, if it is not extended, tax payers will have a three-year carryforward in which to utilize unused credits.
     Missouri Renewable Fuels Standard
     Missouri enacted a renewable fuels standard to encourage the production and use of ethanol. The Missouri legislation requires gasoline sold in Missouri to contain 10 percent ethanol when the price of ethanol is the same or lower than regular unleaded gasoline. The requirement takes effect on January 1, 2008.
     Missouri Tax Credit Program
     The Missouri Agricultural and Small Business Development Authority (“MASBDA”) administers the New Generation Cooperative Incentive Tax Credit Program. Under this program, eligible producer members may receive state tax credits equal to the lesser of 50 percent of the producer member’s cash investment in an eligible new generation processing entity or $15,000. We have preliminary approval from MASBDA for a total of $1.5 million in Missouri tax credits for our producer members. To remain qualified for the program, producer members must hold a majority of our governance or voting rights, control the employment of our management and deliver corn to us as feedstock for the plant. If, after the completion of this offering, we continue to qualify for the program, the Missouri tax credits available to our eligible producer members would be an additional benefit of an investment in us. In order for our producer members to be eligible for this tax credit, we must submit to MASBDA a certified list of our members and the amount of funds invested by each investor no later than 45 days after we satisfy the conditions to break escrow and accept subscriptions in this offering. Then, any producer member wishing to claim a tax credit must submit an application within 60 days of receipt of our certified investor list by MASBDA. We will notify our members when we submit the certified list.
     Missouri Enhanced Enterprise Zone Program
     The Missouri Enhanced Enterprise Zone Program, which is administered by the Missouri Department of Economic Development (the “DED”), is designed to stimulate economic activity in areas designated as “enhanced enterprise zones” by providing state tax credits and employment incentives to new and expanding enterprises. The DED has established an enhanced enterprise zone which includes the Nevada plant site. If an application by us for credits and incentives is approved, we may receive some benefit from this program. We have not assumed that any enhanced enterprise zone benefits will be available to us for purposes of our financial plan.

Ethanol Pricing
          Ethanol prices tend to correlate with wholesale gasoline prices. Ethanol prices do not track with corn prices. For example, when corn prices increased in late 1993 into 1994, ethanol prices did not increase. When corn prices initially rose in 1996, ethanol prices did not follow immediately. Although in 1996 the price of ethanol increased dramatically, according to the industry guide published by the State of Minnesota, this increase was due to limited ethanol supply because high corn prices caused many ethanol plants to curtail operations or shut down, and not directly due to the increased cost of corn. The lack of correlation between corn prices (approximately 73 percent of our estimated cost of production) and ethanol prices (approximately 82 percent of our estimated revenue) is a significant operational risk inherent in our business.
          The following chart illustrates the correlation between the price of ethanol and the price of wholesale gasoline and the lack of correlation between the price of ethanol and the price of corn. Accordingly, an increase in corn prices and a decrease in wholesale gasoline prices could materially harm our business.
ETHANOL, GASOLINE AND CORN PRICES 1997 – 2007
     Sources: Nebraska Corn Growers Association; Chicago Board of Trade
Distillers Grains Market
     The amount of distillers grains produced in North America is expected to increase significantly as the number of ethanol plants increases. However, we believe that the demand for distillers grains may increase as the feed industry becomes more familiar with its benefits. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains competes with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have similar protein contents, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers grains contains nutrients that have important growth promoting properties for dairy and beef cattle, poultry and swine. For dairy cattle, the high digestibility and net energy content of distillers grains, as well as its high fat content, yields greater milk production as compared to other feed ingredients. For beef cattle, feedlot studies reported by the University of Nebraska and other institutions that the improved rumen health, energy effect of the fiber and palatability promotes faster and more efficient growth.
     For poultry and swine, feeding trials found that distillers grains is a useful and economic source of protein, fat and beneficial unidentified growth and health factors. Although poultry and swine account for a small portion of the distillers grains market, we believe that with the advancement of research into the feeding rations of poultry and swine, these markets may grow.
     Distillers Dried Grains/Distillers Dried Grains with Solubles
     Distillers dried grains is usually referred to as DDG. When solubles (fine soluble fiber, fat glycerol, etc.) are added, the feed is called distillers dried grains with solubles (“DDGS”). These products are commonly dried to 10-12 percent moisture to increase their shelf life. When solubles are added, the product has higher bulk density and stickiness and improved animal nutritional qualities, which helps to maintain a cleaner effluent stream. However, the solubles typically make the drying process more difficult. Consistent high quality is important to achieving the highest selling prices for DDG/DDGS. We believe higher quality DDGS is in greater demand and may sell at a slightly higher price than lower quality DDGS.
     Distillers Wet Grains/Distillers Modified Wet Grains
     Distillers wet grains (“DWG”) contains a substantial amount of moisture, has a shelf life of approximately three days and can be sold only to feedlots or farms within the immediate vicinity of the ethanol plant. Distillers modified wet grains (“DMWG”) is similar to distillers wet grains except that it has been partially dried, contains less moisture and has a shelf life of approximately 14 days.
     Because DWG and DMWG are not dried as extensively as DDG or DDGS, there are substantial savings from reduced drying costs. Further, DWG and DMWG are often favored by dairy and beef feedlots and operations because cattle seem to prefer the moist texture. In cattle feedlots, it is usually fed in the bunker with mineral supplements, roughage, corn or other conventional feed grains. The transportation costs, however, are much higher than those for DDG or DDGS due to the increased weight of the DWG and DMWG. Ultimately, the demand for DWG and DMWG will depend upon the presence and demand of local feedlots and livestock operations.
     Distillers Grains Pricing
     Various factors affect the price of distillers grains, including, among others, transportation costs, the price of corn, soybean meal and other alternative feed products, the performance or value of distillers grains in a particular feed market, and the supply and demand within the market. Based on those factors, the price of distillers grains can vary significantly in local, regional, national and international markets.
Carbon Dioxide Products
     In commercial use, carbon dioxide is a by-product that can be recovered from the fermentation process. The carbon dioxide is purified by dissolving it in a concentration of alkali carbonate or ethanol amine and then heating the solutions with steam. As the gas forms, it is compressed into steel cylinders. Carbon dioxide is used to manufacture sodium carbonate, sodium bicarbonate and basic carbonate of lead. Because it does not burn, carbon dioxide is used to extinguish fires. In its solid form (dry ice) carbon dioxide does not melt to liquid, therefore making it an ideal refrigerant. When dry ice turns to gas, it can produce an inert environment that reduces the growth of bacteria. Carbon dioxide is added to oxygen in artificial respirators; it is also a necessary ingredient in carbonated beverages. Carbon dioxide can be captured from manufacturing plants and sold. Many companies are in the business of claiming the carbon dioxide from ethanol plants on site and buying it wholesale. The market price varies greatly based on ease of transportation and distance from end users.

The following discussion of our plans for the development, construction and operation of the plant reflects our current plans and expectations and may be subject to changes as the project progresses and as circumstances require.
Description of our Ethanol Plant
     General
     We intend to build the plant near Nevada, Missouri. Assuming we raise the equity we need to obtain debt financing, we would like to close on our debt financing by May 2008. However, it is possible that we will be unable to raise the necessary equity or obtain debt financing by such date or at all, in which case the project will be delayed or terminated. The elapsed time from ground breaking to mechanical completion and commencement of operations of the plant is expected to take approximately 18 months. We estimate that the total capital costs to construct the plant and commence operations will be approximately $120 million.
     We anticipate that the plant will use a dry milling process to produce fuel-grade ethanol as its main product and distillers grains as a co-product. The plant will have a design capacity to produce 54 mmgy. In addition, we expect the plant will annually produce approximately 172,000 tons of distillers dried grains with solubles. Although our expected design or “nameplate” capacity is 54 mmgy of undenatured or “pure” ethanol, after adding a denaturant, such as gasoline, to the ethanol to make it unsuitable for use other than as a fuel, the total volume of denatured ethanol produced by the plant is expected to be 56.7 mmgy. All references in this report to the plant capacity and operations use our denatured capacity. References to capacity in the ethanol industry generally do not differentiate among design capacity, denatured production capacity and actual production.
     The plant will consist principally of a storage and processing area for corn; a fermentation area comprised mainly of fermentation tanks; an ethanol storage and loading area; a drying unit for processing the distillers dried grains; a storage and loading facility for distillers grains; truck scales for weighing incoming corn and outgoing distillers grains; and an administrative office. All commodity storage facilities will hold approximately 15 days’ supply of each commodity.
     For additional information about the plant, please see Item 2, “Description of Property.”
     The Dry Mill Process
     The plant will process corn into ethanol and distillers grains. We plan to have the capability to receive corn by rail and semi-trailer truck. The corn will be weighed and stored in receiving facilities. It will then be transported to a scalper to remove rocks and debris before it is conveyed to processing bins. Thereafter, the corn will be transported to a hammer-mill or grinder where it is ground and conveyed into a tank for processing. We will add water, heat and enzymes to break the ground corn into a fine liquid. This liquid will be heat sterilized and pumped to a tank where other enzymes are added to convert the starches into glucose sugars. Next, the liquid is pumped into fermenters, where yeast is added, to begin the fermentation process, which generally takes about 40 to 50 hours. Thereafter, the resulting “beer” is pumped to distillation columns, which divides the alcohol from the corn mash. The alcohol is concentrated to 190 proof in the distillation columns and is partially dehydrated in a molecular sieve system. The resulting 200 proof alcohol is blended with a 5 percent denaturant (such as gasoline) as it is pumped into storage tanks to await shipment. Shipment from the plant is expected to be mainly by rail, but tanker truck could also be used.
     Meanwhile, corn mash from the distillation process is pumped into a centrifuge that separates the coarse grain from the solubles. The solubles are then dried into a thick syrup. The coarse grain that exits the centrifuge is conveyed to dryers. Syrup is added to the coarse grain as it enters the dryer, where moisture is removed. This process produces distillers grains with various moisture levels, which can be used as animal feed. The fermentation process will also produce carbon dioxide.

     The dry mill process to produce ethanol and distillers grains is illustrated in the following diagram:
     Source: Renewable Fuels Association
     We expect that we will receive a design and process efficiency performance guarantee of 2.8 gallons of denatured ethanol production for each bushel of corn processed for the plant, from our engineering, procurement and construction (“EPC”) contractor or from Delta-T Corporation (“Delta-T”), with whom we have entered into an agreement to supply process technology for the plant.
     The distillers grains drying will be achieved with steam tube dryers of lower temperature than gas fired dryers. We anticipate that the quality of our distillers grains will be superior due to less degradation of the protein.
     Enzyme Improvements
     Enzymes are proteins produced by microorganisms grown in controlled fermentations. The proteins contain catalytic sites that allow specific chemical reactions to occur at more moderate temperatures and acidity than normal. A new generation of alpha amylases eliminates the need to add lime and also tolerates higher acidity, allowing thinner stillage to be recycled to the slurry tank. Both of these help reduce environmental impact and ethanol production cost. Enzymes play a critical role in ethanol production with new developments improving ethanol production efficiencies.
     New enzyme technology that is currently under development can possibly raise the efficiency of ethanol plants to three gallons per bushel of corn and the current development of high fermentable starch corn varieties may take production efficiency beyond three gallons per bushel in the future.
     Fermentable Starch
     Industry efforts are providing lab-scale fermentation results that reference the chemistry behind hybrid designations and grain analysis calibrations. During fermentation, high performance liquid chromatography measures the concentration of ethanol in the mash and provides crucial information on the quality of fermentation for a wide genetic base of corn. All starch for ethanol production is not the same. Fermentable starch for dry grind ethanol processing is a subset of total starch and different from extractable starch used for wet milling. Industry efforts have developed a calibration tool for grain analysis to measure fermentable starch. This aids the sourcing and utilization of corn that yields more ethanol.
Co-Products
     We will attempt to market the distillers grains produced by the plant to the local livestock markets in Missouri. However, livestock numbers are limited in Missouri and are unlikely to support the purchase of our distillers grains at the prices we desire. Therefore, we expect to retain a consultant or broker to assist us in marketing our production in regional, national and export markets.
     Prices of distillers grains in the region of the plant vary from year to year and within years depending on livestock numbers, supplies of distillers grains and the supplies and prices of alternative animal feeds. The following graph shows the prices of distillers grains at two locations approximately 150 miles north and northeast of the plant site over the past six years.
MISSOURI DISTILLERS GRAINS PRICES 2000 – 2007
(Dollars per Ton)
     Source: University of Missouri, University Outreach and Extension
By-Products
     The plant is expected to produce approximately 160,000 tons annually of raw carbon dioxide as a by-product of the ethanol production process. At this time, we do not intend to capture and market our carbon dioxide gas. We do intend to leave sufficient areas available in the footprint of the plant to capture carbon dioxide if it is feasible in the future.
Corn Feedstock Supplies
     Because the cost of corn feedstocks for the plant will constitute approximately 60 percent of the total cost of operating the plant and producing ethanol and distillers grains, the success or failure of our business will greatly depend on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices and our ability to manage our corn purchasing strategy.

     Cultivated corn production is a means of converting sunlight and carbon dioxide into useable sugars and starches that can be transported to human and animal consumers. The infrastructure that has developed around modern corn production has become a staple of our economy and social structure. The soils and climate of Missouri and Kansas are well suited for the production of corn; thus we anticipate corn production in the region to continue into the future in large enough quantities to exceed the production demand for food and feed uses.
     We anticipate that the plant will need approximately 19.3 million bushels of corn per year for our dry mill ethanol production facility. The corn supply for the plant will be obtained from local markets in the effective truck radius of the plant and by rail from more distant markets in Midwest and plains states. If we purchase 100 percent of our corn requirements from the nearby area, the plant would consume corn supplies equivalent to approximately 39 percent of the historical three-year (2002 – 2005) average corn production in the 18 county immediate area. Consequently, we expect to acquire a portion of our corn supplies from areas with greater volumes of corn production.
     Missouri and Kansas, the states in which our local and regional corn sourcing markets are located, are two of the top ten corn producing states in the United States, but rank well behind the leading states to the north and east of our area. The following table gives corn production figures in the top ten producing states and the United States total in 2006:
TOP TEN CORN PRODUCTION STATES IN 2006

		Production	Percent of
Rank	State	(bushels)	U.S. Total
1	Iowa	2,050,100,000	19.5%
2	Illinois	1,817,450,000	17.3%
3	Nebraska	1,178,000,000	11.2%
4	Minnesota	1,102,850,000	10.5%
5	Indiana	844,660,000	8.0%
6	Ohio	470,640,000	4.5%
7	Wisconsin	400,400,000	3.8%
8	Missouri	362,940,000	3.4%
9	Kansas	345,000,000	3.3%
10	South Dakota	312,340,000	3.0%
	U.S. Total	10,534,868,000	100.0%

     Source: U.S. Department of Agriculture
     On June 29, 2007, the U.S. Department of Agriculture announced that corn producers planted approximately 92.9 million acres of corn in 2007, which is 14.5 million acres more than in 2006. Prevailing higher prices for corn due to increased demand from the ethanol industry and export sales were the stimulus for the planned increase in corn acreage.
     The following table gives corn production figures for Missouri and Kansas for the years from 2001 through 2007.
MISSOURI AND KANSAS CORN PRODUCTION – 2001-2007

	2001	2002	2003	2004	2005	2006	2007
Missouri:
Acres planted	2,700,000	2,800,000	2,900,000	2,950,000	3,100,000	2,700,000	3,400,000
Acres harvested	2,600,000	2,700,000	2,800,000	2,880,000	2,970,000	2,630,000	3,250,000
Yield (bushels per acre)	133	105	108	162	111	138	140
Production (bushels)	345,800,000	283,500,000	302,400,000	466,560,000	329,670,000	362,940,000	455,000,000

Kansas:
Acres planted	3,450,000	3,250,000	2,900,000	3,100,000	3,650,000	3,350,000	3,900,000
Acres harvested	3,050,000	2,600,000	2,500,000	2,880,000	3,450,000	3,000,000	3,600,000

	2001	2002	2003	2004	2005	2006	2007
Yield (bushels per acre)	127	116	120	150	135	115	139
Production (bushels)	387,350,000	301,600,000	300,000,000	432,000,000	465,000,000	345,000,000	500,400,000

Total Combined Production	733,150,000	585,100,000	602,400,000	898,560,000	794,670,000	707,940,000	966,400,000

     Source: U.S. Department of Agriculture
     Yields in this area tend to be slightly below the United States average and to be slightly more volatile. Unusual yields, including disastrous yields (15 percent or more below trend) and abundant yields (15 percent or more above trend), tend to occur about once every five years. Overall a deviation from trend is usually no more likely due to crop failures than bumper crops.
     Although transportation considerations such as freight rates, fuel prices and the availability of rail trackage in the immediate area of corn production will greatly impact whether corn comes to us via rail or truck, we believe that the corn producing counties of Missouri and Kansas within a 60-mile radius of our site could be considered our local feedstock source area from which quantities of corn would be sent to us by truck. The following table gives corn production figures for that 18 county area of Missouri and Kansas for the years from 2001 through 2006:
18 COUNTY AREA CORN PRODUCTION – 2001-2006

County	2001	2002	2003	2004	2005	2006
Missouri:
Barton	3,761,000	3,010,000	3,785,000	5,354,000	4,498,000	5,703,000
Bates	4,948,000	3,733,000	3,203,000	6,173,000	5,740,000	4,615,000
Cass	3,070,000	2,785,000	1,988,000	3,585,000	3,357,000	3,152,000
Cedar	207,000	154,000	187,000	223,000	169,000	209,000
Dade	659,000	793,000	834,000	1,643,000	832,000	1,256,000
Henry	2,044,000	1,643,000	898,000	2,345,000	2,294,000	1,642,000
Jasper	1,592,000	1,354,000	1,867,000	2,919,000	1,743,000	2,412,000
St. Clair	897,000	741,000	497,000	1,102,000	962,000	996,000
Vernon	4,186,000	3,353,000	3,205,000	5,954,000	5,513,000	4,814,000

Kansas:
Allen	1,539,000	1,577,000	1,728,000	2,656,000	2,640,000	2,108,000
Anderson	2,540,000	2,294,000	2,154,000	3,939,000	4,132,000	3,010,000
Bourbon	666,000	602,000	572,000	791,000	972,000	667,000
Cherokee	2,030,000	2,761,000	2,977,000	4,139,000	5,517,000	4,527,000
Crawford	2,419,000	2,827,000	1,877,000	4,099,000	4,655,000	3,359,000
Labette	721,000	1,387,000	1,678,000	2,725,000	3,360,000	2,407,000
Linn	1,008,000	863,000	737,000	1,354,000	1,092,000	735,000
Miami	1,521,000	1,226,000	1,004,000	1,901,000	1,948,000	1,406,000
Neosho	1,472,000	1,794,000	2,030,000	2,687,000	3,088,000	1,930,000

Total Combined Production	35,280,000	32,897,000	31,221,000	53,589,000	52,512,000	44,948,000

     Source: U.S. Department of Agriculture
     Although the area surrounding our Nevada site produces a significant amount of corn, we anticipate that a significant volume of our corn supplies will be sourced by rail from greater distances. There is no assurance that a local or regional shortage of corn will not develop, particularly with other ethanol plants competing for corn, or if an extended drought or other production problem should occur. Thus, there can be no assurance that we will be able to obtain adequate supplies of corn on acceptable terms. We may enter into supply agreements or utilize hedging arrangements to protect our corn supplies and costs.

     Just as the availability of quantities of corn will have a significant impact on our operations, the price that we will pay for those supplies will also greatly impact our operations. Corn prices can be considered on a national, regional and local market basis, and, depending on proximity to production, transportation costs, regional or local weather impacts and other factors, significant variations can occur among those markets from year to year and within any given year.
     Nationally, corn prices have risen substantially over the past nine months. Nearby corn futures prices on the Chicago Board of Trade were as low as $2.19 per bushel in August 2006 before climbing to a peak of $4.34 per bushel in February 2007. Prices have since subsided slightly to $3.69 per bushel as of November 1, 2007. The following graph illustrates the movement of corn prices from January 2006 to November 2007.
CHICAGO BOARD OF TRADE NEARBY CORN PRICES 2006 – 2007
(Dollars per Bushel)
     Source: Chicago Board of Trade
     The current increase in demand for corn has been attributed to the rapid expansion of ethanol production. Assuming this demand does not decline over the next few years, corn prices may balance out at a level which may be above 10-year historical averages. This price will be highly dependent on the effect of increased acreage allocated to corn and increased production stimulated by the increased price levels. Thus, it is not possible to predict with assurance whether current high corn prices will remain high, continue to rise due to increasing demands for feedstock by the ethanol industry or decline as the market adjusts to new conditions.
     The average price of corn in southwest Missouri over the last 11 years through August 16, 2007 is $2.57 per bushel. However, during that period corn prices have shown substantial variability in southwest Missouri, ranging from a record high of more than $4.97 per bushel in the summer of 1996 to a low of $1.45 in 2000. The following graph shows the variation of the price of corn in southwest Missouri for the past eleven years as reported by the U.S. Department of Agriculture.

SOUTHWEST MISSOURI CORN PRICES 1996 – 2007
(Dollars per Bushel)
     Source: U.S. Department of Agriculture, Agricultural Marketing Service.
     The variability of southwest Missouri corn prices occurs not only from year to year but also within each year. The following table shows the variation in monthly corn prices within each year and related averages.
ANNUAL CORN PRICE VARIATION FOR SOUTHWEST MISSOURI 1996-2007

	Monthly Average Corn
	Price ($/Bushel)		Annual
Year	Minimum	Maximum	Average
1996	$2.87	$4.97	$4.01
1997	$2.51	$2.89	$2.65
1998	$1.68	$2.70	$2.32
1999	$1.74	$2.29	$2.07
2000	$1.45	$2.35	$2.02
2001	$1.85	$2.36	$2.01
2002	$2.04	$2.62	$2.29
2003	$2.18	$2.65	$2.42
2004	$1.95	$3.19	$2.57
2005	$1.82	$2.35	$2.10
2006	$2.16	$3.70	$2.54
2007 (through August 16)	$3.16	$4.42	$3.81

Combined Average	$2.12	$3.04	$2.57

Source:	U.S. Department of Agriculture, Agricultural Marketing Service.
     Between January 2007 and August 16, 2007, the minimum, maximum and average prices for corn in southwest Missouri were $3.16, $4.42 and $3.81, respectively. Corn prices tend to be lowest in September and reach a peak in April. Historically, corn prices have been lower in the regions north and west of the plant site, while prices increase east of the site. Prices also vary seasonally, with the lowest corn prices occurring at harvest and the highest prices occurring in the spring. Historically there has been a $0.35 per bushel difference between the October and June prices.
     New corn demand within a market can have varying impacts on the corn price. BBI International, Inc. and Cash Grain Bids, Inc. have evaluated the corn production and pricing for the plant and have concluded that the impact of the operation of our 54 mmgy plant on the price of corn will be an increase averaging $0.18 per bushel over our trade area. This is based on a corn origination strategy that sources 68 percent of the plant’s feedstock requirements by rail from regional and national markets while the remaining 32 percent is sourced locally. If all of our corn is procured locally, the average increase would be $0.29 per bushel. Due to the relatively low volume of corn produced in our region, as compared to the requirements for the plant, the impact will be greater nearer to the plant. Competition for corn supplies from existing ethanol plants and plants that may be constructed in the future in the vicinity of the plant could have the effect of raising corn prices.
     Corn prices are primarily dependent on world feedstuffs supply and demand and on United States and global corn crop production, which can be volatile as a result of a number of factors, the most important being weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. The price of corn has fluctuated significantly in the past and can be expected to fluctuate significantly in the future. Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn through adjustments in prices charged for their ethanol. Thus, the plant’s profitability may be negatively impacted during periods of high corn prices.
     We expect to establish ongoing business relationships with local farmers and over 10 grain elevators to acquire local corn needed for the plant. We have no contracts, agreements or understandings with any corn producer in the area. Although we expect to procure corn from these sources, there can be no assurance that supplies of local corn to meet a significant portion of our requirements can be obtained on acceptable terms.
Risk Management
     We intend to hire a corn procurement manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through local grain elevators and in the regional and national markets. We also expect to hire product marketing companies to manage the marketing of the ethanol and distillers grains that we produce. These companies, or a separate risk management consultant, will utilize forward contracting and hedging strategies, including strategies utilizing futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf. We anticipate that most of our corn will be acquired in this manner. We intend to use forward contracting and hedging strategies to help guard against price movements that often occur in corn markets. Alternatively, our corn procurement manager and product marketing companies may negotiate longer-term supply or sale agreements intended to lock in favorable quantities, quality and pricing of supplies or product for us.
     We plan to develop a hedging strategy to minimize our commodity risk. Hedging is used to attempt to reduce the risk caused by price fluctuation. Hedging is a means of protecting the price at which we buy corn and the price at which we will sell our products in the future. The effectiveness of hedging activities will depend on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we purchase. Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors beyond our control.
     We believe it is important for us to develop a specific risk management plan and regularly examine risk management objectives to ensure our activities and internal competencies are well positioned to meet the challenges of the marketplace.
Transportation and Delivery
     The plant will have facilities to receive corn by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We expect that a significant portion of our corn will be obtained in the regional market and will arrive by truck. We anticipate that most of our ethanol will be sold in the regional or national market and is likely to be shipped by rail. Distillers grains will be shipped by truck to the local and regional market and by rail to national markets.
     Highway transportation is the most efficient and timely means of delivery from and to nearby markets. Our Nevada site is located on state highway 43, just one half mile south of U.S. Highway 54. Highway 54 runs through Nevada and northeasterly across Missouri, and westerly to across southern Kansas through Wichita. In Nevada, it intersects with U.S. Highway 71, a high volume artery which leads to Kansas City, approximately 100 miles to the north, and to Joplin, Missouri, approximately 65 miles to the south. Access to Interstate Highway 44 is available near Joplin, which provides access to the St. Louis market, 280 miles to the east, and to Tulsa, Oklahoma, 90 miles to the southwest. Access to Interstate Highway 35, a major north-south route, is available at Kansas City and beyond Tulsa at Oklahoma City. Interstate 35 provides access to the Dallas-Fort Worth market, approximately 350 miles south of our site. These major arteries connect with additional Interstate and U.S. highways which will allow the plant highway access to any feedstock or product market.
     Lower per mile freight rates make rail considerably more cost effective than truck transportation to and from more distant markets, including St. Louis and Dallas-Fort Worth. The south side of our site will be adjacent to a lateral spur line of the Missouri & Northern Arkansas Railroad Co. (the “M&NA”), a regional short-line railroad. The M&NA is a subsidiary of RailAmerica, Inc., a national short-line railroad holding company. RailAmerica was recently acquired by an affiliate of Fortress Investment Group LLC, a major private equity and hedge fund firm.
     The principal route of the M&NA runs from the Kansas City area south through Nevada and Joplin into and across north central Arkansas. The branch line on which the site is located is presently not in service, but the M&NA has advised us that it will upgrade the spur to provide service from its main line in Nevada to the plant. Upon completion of that upgrade, the M&NA will provide local and regional access to corn supplies and to regional and national ethanol markets via its connecting carriers, the Union Pacific (the “UP”), the Burlington Northern Santa Fe (the “BNSF”) and the Kansas City Southern (the “KCS”). The M&NA interchanges with the UP in Kansas City, Missouri and Newport, Arkansas, the BNSF at Lamar, Missouri, Joplin, Missouri and Aurora, Missouri (with Aurora being the primary connection) and the KCS at Joplin, Missouri. Both the BNSF and UP provide important access to the St. Louis, Chicago, Dallas-Fort Worth, Los Angeles and San Francisco markets. M&NA’s connecting carriers, UP, BNSF and KCS provide interchanges with other lines in St. Louis, Chicago and the Gulf Coast to make available access to east coast and southeast markets as well.
     The branch line from Nevada to the site continues to Eve, Missouri, five miles west of the site, and to Fort Scott, Kansas, 17 miles west of the site. The main north-south line of the KCS passes through Eve. If the UP and KCS agree, it may be possible to establish an interchange at Eve to allow an alternative mainline route north to the Kansas City area and south to the Gulf Coast and Dallas-Fort Worth markets. However, track improvements would have to be made to the branch line. In addition, a potential future connection with the BNSF at Fort Scott could occur if the UP and BNSF agree to reestablish this junction. Upgrades to the branch line out to Fort Scott would also need to be made.
     As the ethanol and distillers grains markets expand, the KCS, BNSF and UP are responding with the development and planned development of unit train facilities. Ethanol plants have marketers who pool all of the ethanol supply and transportation costs gain minimal advantage from unit train cost savings. More ethanol unloading facilities are planned in the major markets and there are distillers grains markets that are capable of 30-70 car units of feed capacity. Our ability to capture those unit train market opportunities may be limited by current M&NA delivery policies.
     We expect that the M&NA will provide the rail service that we require and make repairs to the branch line from Nevada to the site to a 286,000 pound capacity track, which we believe will be adequate for our needs. Our track structure will need to have two switches connected to the M&NA branch line. We will also need to establish rail access directly to the plant from both directions from the M&NA spur line. We have not entered into any written agreements with the M&NA, however based on conversations with the M&NA we believe that they will enter into a written agreement with us for track access to our site, provide us with seven-day per week service in both directions and deliver up to 75 cars at a time to its main line in Nevada and on to the nearest KCS, BNSF and UP rail interchanges. We understand that the work required to upgrade the M&NA track from Nevada to the site is principally replacement of existing ties. We expect that an agreement with the M&NA or the UP would provide for the hopper cars that we would require to transport corn to the plant and for the tanker cars to ship the ethanol we produce from the plant to regional and national markets. An agreement or agreements with the M&NA and the UP would also deal with shipping rates or the manner in which rates would be determined.
     We have engaged Antioch International, Inc., a civil engineering firm based in Elkhorn, Nebraska that specializes in transportation engineering and consulting, to assist us with the engineering and design services necessary to install rail infrastructure for the plant. Those services would include discussions with M&NA and UP with respect to the specific spur and switching infrastructure necessary for the plant; the design, engineering and construction of those elements and the service, cars and rates which we will require.
     We expect to have storage capacity for at least 15 days’ supplies of corn for the plant and capacity to store at least 15 days’ production of ethanol and distillers grains. In the event transportation issues require us to store greater supplies of corn, ethanol or distillers grains to assure continuing plant operations, we would likely install additional storage capacity.
Utilities
     The production of ethanol is an energy intensive process that uses significant amounts of natural gas, electricity and water. Water supply and quality are also important considerations. Before we commence construction of the plant, we expect to enter into negotiations and agreements with suppliers of natural gas and electricity. We expect to obtain our water requirements from wells drilled on the site. Any interruption in our energy or water resources for any reason, such as insufficient supply, excess demand, delivery difficulties, aquifer insufficiency or mechanical problems, may require us to halt production and could have a material adverse effect on our operations, cash flows and financial performance.
     Natural Gas
     The plant will require a significant and uninterrupted supply of natural gas for its operations. Natural gas will be needed principally to fire our boiler to provide steam for our production process. Natural gas will be a critical resource for us and will be a significant component of our cost structure. Natural gas prices have risen significantly in the past and can be expected to continue to rise in the foreseeable future.
     Heat is defined in terms of British thermal units, or Btu’s, where one Btu is the amount of heat required to raise one pound of water one degree Fahrenheit. Delta-T’s guarantee for natural gas as the thermal heat source for a Delta-T designed 54 mmgy ethanol plant is 34,000 Btu’s per gallon of ethanol. A gallon of ethanol will release about 76,100 Btu’s when combusted.
     We expect to require approximately 4,658 million Btu’s of natural gas per day, or 1,700 billion Btu’s per year.
     The principal advantage of natural gas is its relatively clean burning character and the avoidance of the necessity to obtain and comply with the conditions of a major source air pollutant emission permit. The principal disadvantage of natural gas is its cost, which has been increasing significantly in recent years as a consequence of increasing demand and generally rising energy prices and shows no sign of declining in the near-term. Natural gas prices have also exhibited considerable volatility within calendar years, and from season to season. As a consequence, the plant will be subject to the likelihood of increasing energy costs in the future and, if supplies of natural gas become short, we may also be subject to interruptions in our supply.

     The average price of natural gas in Missouri has increased from $4.40 to $12.00 in the past seven years as shown in the accompanying graph.
U.S. & MISSOURI NATURAL GAS PRICES 1997 – 2007
(Dollars per Thousand Cubic Feet)
     Source: U.S. Department of Energy; *2007 average based on prices from January – August 2007
     We have entered into an agreement with U.S. Energy Services of Wayzata, Minnesota to assist us in managing our natural gas energy supplies. U.S Energy will assess the energy needs of the plant; negotiate our gas supply agreements and assist us with supply management, price risk management and plant site development.
     We expect that our natural gas needs will be supplied by Southern Star Central Gas Pipeline, Inc via a pipeline owned by Empire District Gas Company.  Empire has an 8-inch 175 lb pressure steel pipeline approximately 1.5 miles north of the Nevada site. Southern Star has an 8-inch 400 lb average pressure main trunk gas line that Empire will access to bring the gas to our site. We have executed an agreement with Southern Star to supply us with the natural gas we need from November 1, 2009 to October 31, 2029 and paid Southern Star a $10,000 deposit on natural gas services to be provided to the plant.  We will need to construct a new feeder pipeline from the Empire pipeline to our site and we expect our capital expense for this purpose will be approximately $500,000. U.S. Energy will negotiate on our behalf to reach an agreement with Empire for access to the site.
     Electricity
     The plant will also require a continuous supply of electricity. Based on engineering specifications, we anticipate that the plant will require approximately 142,000 kilowatt hours of electricity per day at peak demand or approximately 49.8 megawatt hours of electricity annually. To service the plant, we anticipate that we will need to construct approximately one mile of high voltage line with an onsite substation to access a 13.6 minimum kV transmission line.
     Electricity to the Nevada site can be supplied from transmission lines owned by either Aquila, Inc., based in Kansas City, Missouri or Barton County Electric Cooperative, based in Lamar, Missouri. Aquila’s transmission line is located approximately 1.5 miles north of our site. The Barton County Electric line can be accessed in Eve, which is five miles west of our site. We have entered into a memorandum of understanding with Aquila to provide electricity to our site but we currently have no agreement for the electrical service that we need. The memorandum of understanding states that we will pay Aquila’s large power service rate with certain rate reductions up to $0.0025 per kW hour. Aquila agreed to provide and has provided temporary power to the site prior to entering into any formal agreement with us.
     Our electricity will be purchased in the national electric energy market. We believe that we will be able to purchase electric services at a price that will be competitive with other high-use commercial rates. The price of electricity, like any commodity, could fluctuate and increase significantly as it has in the past. We have entered into an agreement with U.S. Energy to help manage our electric energy supplies and cost.
     Water
     We will require a significant supply of fresh water every day to maintain consistent plant operations. Our boiler and cooling tower are major areas of production that require fresh water. Creation of boiler makeup water generates a waste stream, as the contaminants from the raw water, such as dissolved minerals like calcium and magnesium, are removed via this waste stream. Making steam without first removing the solids would foul the boiler and cause it to fail. The makeup water requirements for the cooling tower are primarily a result of evaporation, just like the boiler, but nearer to ambient temperatures. As with the boiler, operating the cooling water system without treatment will cause it and the cooling heat exchangers through which the cooling water is circulated to foul.
     Engineering specifications show our maximum plant water requirements will be approximately 602 gallons per minute or approximately 866,880 gallons per day. We expect to drill two to four wells at the plant site to supply our water needs. Our Nevada site is located over the Ozark aquifer, which should provide an adequate flow rate of good quality water. We will be required to obtain a permit to drill any wells from the Missouri Department of Natural Resources, Division of Geology and Land Survey. We will need to comply with applicable environmental regulations applicable to drilling and, on an ongoing basis, to water usage and drawdowns.
     The quantity of the water used and wastewater discharged is dependent upon the quality of the raw water. Based upon the water quality generally available from the Ozark aquifer in the Nevada area, we estimate that there will be approximately 150 gallons per minute of non-contact cooling water discharge. Our water source will need to be evaluated to determine what treatment processing and equipment we will require. The water used in the plant process would be recycled to the extent feasible.
     We have engaged Natural Resource Group, Inc. of Minneapolis, Minnesota, an environmental engineering and consulting firm, to assist us with regard to water and wastewater issues.
     Wastewater and Stormwater Treatment and Disposal
     We believe that we will be permitted to discharge our wastewater to a holding pond that we would construct on our site. Alternatively we could construct a wastewater pretreatment facility to serve our site and then pump the treated water to the city of Nevada’s wastewater lines located three miles from our site. We will also construct a stormwater detention facility to serve the site. We estimate that the total cost of the wastewater and stormwater ponds would be approximately $350,000 but do not have estimates that would include a pretreatment facility and municipal service.
Site Infrastructure and Improvements
     We will need to make infrastructure improvements to the site we select in order to construct and operate the plant. Some of the improvements that we anticipate making are described below, however, the full extent of the improvements and the exact costs will not be known until we finalize our site selection, acquire the site and commence site development.
     Roadway Improvements
     Our Nevada site is located on Missouri state highway 43 and is only one-half mile from U.S. Highway 54. Accordingly, we will have easy access to U.S. Highways 43 and 54 and we do not expect significant road improvement expenses at that site. We will need to construct access from our site to U.S. Highway 43 and estimate our cost will be approximately $450,000 to design the access, obtain the approval of the Missouri state highway department and construct the access. Other sites may require substantial expenditures to extend and upgrade roadways and local officials could expect us to contribute some or all of the funds required to make the necessary roadway improvements. Any decision by local officials with respect to roadway improvements may involve public hearings and an opportunity for local residents to object to and delay our siting process.

     Rail Access
     We expect that the M&NA will provide rail service to our Nevada site that we have subject to option. To receive service, we will need to establish rail access directly to the plant from both directions off the M&NA spur line. The M&NA has no pass tracks to the south of our site and will require two mainline switches. We anticipate that our internal rail design would include a 115 car-length unit train grain delivery loop, a 95 car-length unit train ethanol pick-up loop, a 25 car-length distillers grains pick-up track, and a 50 car-length storage track with 10 car-lengths of working room behind the system. Our internal spurs would require between 24,000 and 30,000 feet of track and six to nine switches. These additions would include the sub-ballast groundwork for the spurs to and on our site as well as the spur construction itself. The estimated total cost of this rail infrastructure is approximately $3.05 million. We have not entered into any written agreements with the M&NA; however, based on conversations with the M&NA we believe that it will enter into a written agreement with us for track access to our site and provide us with seven-day per week service.
     We have engaged Antioch International, Inc., a civil engineering firm and transportation engineering consultant to assist us with the engineering and design services necessary to install rail infrastructure for the plant. Those services would include discussions with M&NA with respect to the specific spur and switching infrastructure necessary for the plant and the design, engineering and construction of those elements.
     Site Grading and Phase I Dirt Work
     Topographical survey work has been completed for the Nevada site. We expect that our EPC contractor will be responsible for the site stability evaluation, grading and preparation under our EPC agreement. Our EPC contractor will prepare the plans and specifications for these improvements and perform the work or select subcontractors for that purpose. We expect that our EPC contractor will be responsible for construction management, including soil testing, compaction testing and any other site related work. We estimate the cost of site improvements at $3 million for the plant site and an additional $1 million for railroad subgrade.
Marketing
     After we commence operations at the plant, we expect to sell all of the ethanol and distillers grains that we produce in regional or national markets. For this purpose, we expect to retain an ethanol marketing consultant or broker to assist us in marketing and selling the total production of the plant. We expect that an ethanol marketing agreement would require compensation to the consultant or broker in an amount of approximately $.01 to $.03 per gallon based on current market rates. However, we have not yet identified or conducted any negotiations with potential marketing firms and we cannot presently predict the terms and cost of the marketing services we will require.
     We will attempt to market the distillers grains produced by the plant in local markets. However, livestock numbers are limited in Missouri and are unlikely to support the purchase of our distillers grains at desirable prices. Therefore, we expect to retain a consultant or broker to assist us in marketing our production in regional, national and export markets.
Competition
     Producers of Ethanol
     We expect to be in direct competition with producers of ethanol and other alternative fuel additives. Many of these producers have significantly greater resources than we do. We also expect the number of competitors to increase. There are currently five operating ethanol plants in Missouri, including two plants owned by POET. We are aware of additional ethanol plants under development in Missouri. The development of other ethanol plants, particularly those in close proximity to the plant, will increase the supply of ethanol and may result in lower local ethanol and distillers grain prices and higher costs for supplies of corn.

     We will be in direct competition with numerous other ethanol plants that produce the same products that we do. We plan to compete with other ethanol producers on the basis of price of ethanol and delivery service. The plant is expected to produce 54 million gallons of ethanol annually. We believe that this volume will give us certain procurement and production efficiencies over smaller competitors. In addition, with the amount of livestock in the area and the deficient local supply of corn, we believe we can sell a portion of our distillers grains to local markets in the form of distillers dried grain and distillers wet grain. We believe that the close proximity of these markets will allow us to save on transportation and delivery costs. We believe that these advantages will allow us, if necessary, to sell some or all of our products at lower prices because of efficiencies arising from the plant and our anticipated production volume, and the close proximity of the plant to ethanol and distillers grain markets. Because we will require corn from national markets, our cost of corn will be higher to account for the increased transportation costs.
     According to the Renewable Fuels Association, during the last 25 years, ethanol production capacity in the United States has grown from almost nothing to approximately 7 billion gallons per year. The Renewable Fuels Association estimates that as of October 30, 2007, there were approximately 131 ethanol plants operating in the United States with another 72 plants under construction and many more planned or under consideration. When complete, these plants and expansions will increase the competition for corn and price competition for ethanol. The largest ethanol producers include Abengoa Bioenergy Corporation, Archer-Daniels-Midland Company, Aventine Renewable Energy, Inc., Cargill, Inc., Hawkeye Renewables, LLC, POET, U.S. Bioenergy Corp. and VeraSun Energy Corporation. There are a number of other producers that are of a similar or greater size as the plant, many of which may have substantially greater financial and other resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.
     Other ethanol producers in close proximity to the plant will compete with us for, among other things, corn and personnel. Because of their close proximity, these competitors may also be more likely to sell to the same markets that we intend to target for our ethanol and distillers grains.
     The table beginning on the following page is based on information from the Renewable Fuels Association identifies United States ethanol producers and their production capacities as of October 30, 2007 (does not include any projects in the development stage):
U.S. FUEL ETHANOL INDUSTRY PLANTS AND PRODUCTION CAPACITY
million gallons per year (mgpy)

				Under
				Construction /
			Current	Expansions
Company	Location	Feedstock	Capacity (mmgy)	(mmgy)

Abengoa Bioenergy Corp.	York, NE	Corn/milo	55	—
“	Colwich, KS	“	25	—
“	Portales, NM	“	30	—
“	Ravenna, NE	“	88	—
Aberdeen Energy*	Mina, SD	Corn	—	100
Absolute Energy, LLC*	St. Ansgar, IA	Corn	—	100
ACE Ethanol, LLC	Stanley, WI	Corn	41	—
Adkins Energy, LLC*	Lena, IL	Corn	40	—
Advanced Bioenergy	Fairmont, NE	Corn	—	100
AGP*	Hastings, NE	Corn	52	—
Agri-Energy, LLC*	Luverne, MN	Corn	21	—
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15

				Under
				Construction /
			Current	Expansions
Company	Location	Feedstock	Capacity (mmgy)	(mmgy)

Amaizing Energy, LLC*	Denison, IA	Corn	40	—
Archer Daniels Midland	Decatur, IL	Corn	1,070 **	550 **
“	Cedar Rapids, IA	Corn	—	—
“	Clinton, IA	Corn	—	—
“	Columbus, NE	Corn	—	—
“	Marshall, MN	Corn	—	—
“	Peoria, IL	Corn	—	—
“	Wallhalla, ND	Corn/barley	—	—
Arkalon Energy, LLC	Liberal, KS	Corn	—	110
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207	226
“	Aurora, NE	Corn	—	—
“	Mt. Vernon, IN	Corn	—	—
Badger State Ethanol, LLC*	Monroe, WI	Corn	48	—
Big River Resources, LLC*	West Burlington, IA	Corn	52	—
BioFuel Energy – Pioneer Trail Energy, LLC	Wood River, NE	Corn	—	115
BioFuel Energy – Buffal Lake Energy, LLC	Fairmont, MN	Corn	—	115
Blue Flint Ethanol	Underwood, ND	Corn	50	—
Bonanza Energy, LLC	Garden City, KS	Corn/milo	—	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40	—
Cardinal Ethanol	Harrisville, IN	Corn	—	100
Cargill, Inc.	Blair, NE	Corn	85	—
“	Eddyville, IA	Corn	35	—
Cascade Grain	Clatskanie, OR	Corn	—	108
CassCo Amaizing Energy, LLC	Atlantic, IA	Corn	—	110
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	—	50
Celunol	Jennings, LA	Sugar cane bagasse	—	1.5
Center Ethanol Company	Sauget, IL	Corn	—	54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40	—
Central Illinois Energy, LLC	Canton, IL	Corn	—	37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5	—
Chief Ethanol	Hastings, NE	Corn	62	—
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45	—
Cilion Ethanol	Keyes, CA	Corn	50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33	—
Corn, LP*	Goldfield, IA	Corn	50	—

				Under
				Construction /
			Current	Expansions
Company	Location	Feedstock	Capacity (mmgy)	(mmgy)

Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40	—
Corn Plus, LLP*	Winnebago, MN	Corn	44	—
Coshocton Ethanol, LLC	Coshocton, OH	Corn	—	60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50	—
DENCO, LLC*	Morris, MN	Corn	21.5	—
E Energy Adams, LLC	Adams, NE	Corn	—	50
E3 Biofuels	Mead, NE	Corn	24	—
E Caruso (Goodland Energy Center)	Goodland, KS	Corn	—	20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35	—
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40	—
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5	—
Ethanol Grain Processors, LLC	Obion, TN	Corn	—	100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn	—	100
Front Range Energy, LLC	Windsor, CO	Corn	40	—
Gateway Ethanol	Pratt, KS	Corn	—	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95	—
“	Riga, MI	Corn	57	—
Golden Cheese Company of California*	Corona, CA	Cheese whey	5	—
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20	—
Grand River Distribution	Cambria, WI	Corn	—	40
Grain Processing Corp.	Muscatine, IA	Corn	20	—
Granite Falls Energy, LLC	Granite Falls, MN	Corn	52	—
Greater Ohio Ethanol, LLC	Lima, OH	Corn	—	54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50	—
“	Superior, IA	Corn	—	50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105	—
“	Fairbank, IA	Corn	115	—
“	Menlo, IA	Corn	—	100
“	Shell Rock, IA	Corn	—	110
Heartland Corn Products*	Winthrop, MN	Corn	100	—
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9	—
“	Huron, SD	Corn	12	18

				Under
				Construction /
			Current	Expansions
Company	Location	Feedstock	Capacity (mmgy)	(mmgy)

Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	—	50
Holt County Ethanol	O’Neill, NE	Corn	—	100
Husker Ag, LLC*	Plainview, NE	Corn	26.5	—
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4	—
Illinois River Energy, LLC	Rochelle, IL	Corn	50	—
Indiana Bio-Energy	Bluffton, IN	Corn	—	101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40	—
KAAPA Ethanol, LLC*	Minden, NE	Corn	40	—
Kansas Ethanol, LLC	Lyons, KS	Corn	—	55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6	—
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	—	40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40	—
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48	—
Lincolnway Energy, LLC*	Nevada, IA	Corn	50	—
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52	—
Marquis Energy, LLC	Hennepin, IL	Corn	—	100
Marysville Ethanol, LLC	Marysville, MI	Corn	—	50
Merrick & Company	Golden, CO	Waste beer	3	—
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78	—
“	Atchison, KS	—	—	—
Mid America Agri Products/Wheatland	Madrid, NE	Corn	—	44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45	—
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25	—
Millenium Ethanol	Marion, SD	Corn	—	100
Minnesota Energy*	Buffalo Lake, MN	Corn	18	—
NEDAK Ethanol	Atkinson, NE	Corn	—	44
New Energy Corp.	South Bend, IN	Corn	102	—
North Country Ethanol, LLC*	Rosholt, SD	Corn	20	—
Northeast Biofuels	Volney, NY	Corn	—	114
Northwest Renewable, LLC	Longview, WA	Corn	—	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	—	57.5
Pacific Ethanol	Madera, CA	Corn	35	—
“	Boardman, OR	Corn	35	—
“	Burley, ID	Corn	—	50
“	Stockton, CA	Corn	—	50

Under
Construction /
			Current	Expansions
Company	Location	Feedstock	Capacity (mmgy)	(mmgy)

“	Imperial, CA	Corn	—	50
Panda Energy	Hereford, TX	Corn/milo	—	115
Parallel Products	Louisville, KY	Beverage waste	5.4	—
“	R. Cucamonga, CA	—	—	—
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	—	100
Penford Products	Cedar Rapids, IA	Corn	—	45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5	—
Phoenix Biofuels	Goshen, CA	Corn	25	—
Pinal Energy, LLC	Maricopa, AZ	Corn	55	—
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20	—
Plainview BioEnergy, LLC	Plainview, TX	Corn	—	100
Platinum Ethanol, LLC	Arthur, IA	Corn	—	110
Plymouth Ethanol, LLC	Merrill, IA	Corn	—	50
POET	Sioux Falls, SD		1,110	375
	Alexandria, IN	Corn
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn
	Macon, MO	Corn
	Marion, OH	Corn
	Mitchell, SD	Corn
	North Manchester	Corn
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn

				Under
				Construction /
			Current	Expansions
Company	Location	Feedstock	Capacity (mmgy)	(mmgy)

Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40	—
Quad-County Corn Processors*	Galva, IA	Corn	27	—
Red Trail Energy, LLC	Richardton, ND	Corn	50	—
Redfield Energy, LLC*	Redfield, SD	Corn	50	—
Reeve Agri-Energy	Garden City, KS	Corn/milo	12	—
Renew Energy	Jefferson Junction, WI	Corn	—	130
Renova Energy	Torrington, WY	Corn	5	—
“	Hyaburn, ID	Corn	—	20
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	35
Siouxland Ethanol, LLC	Jackson, NE	Corn	50	—
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn	—	110
Sterling Ethanol, LLC	Sterling, CO	Corn	42	—
Tate & Lyle	Loudon, TN	Corn	67	38
“	Ft. Dodge, IA	Corn	—	105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55	—
The Andersons Clymers Ethanol LLC	Clymers, IN	Corn	110	—
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	—	110
Tharaldson Ethanol	Casselton, ND	Corn	—	110
Trenton Agri Products, LLC	Trenton, NE	Corn	40	—
United Ethanol	Milton, WI	Corn	52	—
United WI Grain Producers, LLC*	Friesland, WI	Corn	49	—
US BioEnergy Corporation	Albert City, IA	Corn	300	400
“	Dyersville, IA	Corn	—	—
“	Woodbury, MI	Corn	—	—
“	Janesville, MN	Corn	—	—
“	Hankinson, ND	Corn	—	—
“	Ord, NE	Corn	—	—
“	Central City, NE	Corn	—	—
“	Marion, SD	Corn	—	—
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48	—
Utica Energy, LLC	Oshkosh, WI	Corn	48	—
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
“	Charles City, IA	Corn	—	—
	Linden, IN	Corn	—	—

				Under
				Construction /
			Current	Expansions
Company	Location	Feedstock	Capacity (mmgy)	(mmgy)

“	Welcome, MN	Corn	—	—
“	Hartely, IA	Corn	—	—
	Albion, NE	Corn	—	—
	Bloomingburg, OH	Corn	—	—
Western New York Energy, LLC	Shelby NY	Corn	—	50
Western Plains Energy, LLC*	Campus, KS	Corn	45	—
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40	—
White Energy	Hereford, TX	Corn/Milo	—	100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4	—
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn	—	40

Total Current Capacity (131)			7,022.9
Total Under Construction (72) or Expansion (10)				6,451.9

Total Capacity			13,474.8

*	Locally owned
     Source: Renewable Fuels Association, October 30, 2007
     International Ethanol Producers
     We may also compete in the future with ethanol produced or processed abroad. Currently, the United States imposes a 2.5 percent ad valorem tariff and an added duty of $0.54 per gallon on foreign ethanol. However, the current tariff and duty are scheduled to expire on December 31, 2008. Further, ethanol produced in the Central America and Caribbean countries is eligible for importation to the United States without tariffs under a program known as the Caribbean Basin Initiative (“CBI”) and the Dominican Republic – Central America – United States Free Trade Agreement (“CAFTA”). Large ethanol producers, including Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Up to 7 percent of the ethanol consumed in the United States can be imported from the Caribbean countries duty free under the CBI. In 2006, the CBI import quota was 260 million gallons of ethanol; only 170 million gallons were imported under the CBI in 2006.
     Brazil is reported to be the world’s largest producer and exporter of ethanol and produces substantial quantities of ethanol from sugarcane. Although tariffs impede large imports of Brazilian ethanol into the United States, low production costs, other market factors or tariff reductions could make Brazilian ethanol a major competitive factor in the United States.
     Producers of Alternative Fuel Additives
     Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than us. New products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.
     The development of ethers intended for use as oxygenates is also continuing. Ethers are composed of isobutylene (a product of the refining industry) and ethanol or methanol. The products are MTBE or ethyl tertiary butyl ether (“ETBE”). We expect to compete with producers of MTBE, a petrochemical derived from methanol, which costs less to produce than ethanol. MTBE is used as an oxygenate in fuels for compliance with the federal Clean Air Act and is produced by major oil companies. These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so. As discussed previously, however, MTBE has been linked to groundwater contamination at various locations in the United States and, as a result, 25 states prohibit the sale of gasoline containing certain levels of MTBE or are phasing out the use of MTBE entirely. In addition, the Energy Policy Act of 2005 generally prohibits the use of MTBE within four years of its enactment except in states that submit notice authorizing the use of MTBE. To date, no states have submitted such notice.
     ETBE’s advantages over ethanol as a fuel blend include its low affinity for water and low vapor pressure. Because petroleum pipelines and storage tanks contain water in various amounts, ETBE’s low affinity for water allows it to be distributed through existing pipeline systems. This is not possible for ethanol, which must be shipped via transport trucks or rail cars. In addition, blending ETBE with gasoline reduces the overall vapor pressure of the blend, which reduces the normal volatile organic compound evaporative emissions. ETBE is not widely commercially available. ETBE may suffer from the same negative environmental effects as MTBE. Scientific research to better define the properties of ETBE as it relates to the environment is underway.
Employees
     Before we complete construction of the plant and commence operations, we plan to hire a chief executive officer and a chief financial officer with overall responsibilities for the administration of the company. In addition, we intend to obtain the services of approximately 36 additional full-time employees. Approximately five of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. A general manager has not been hired at this time, but we expect to fill that position by the beginning of construction. At this time, we do not offer an employee benefits package.
     Ethanol production involves a high degree of automation and is not labor intensive. It creates relatively well paid employment opportunities that require intensive training. The following table lists the positions that we expect will be required to operate the company and the plant and the minimum number of individuals that we expect will be full-time personnel:

Number of
Position	Full-Time Personnel
General Manager	1
Plant Manager	1
Quality Control Manager	1
Comptroller	1
Commodity Manager	1
Administrative Assistant	2
Microbiologist	1
Lab Technical	2
Shift Team Leader	4
Shift Operator	10
Yard/Commodities Labor	6
Maintenance Manager	1
Maintenance Worker	2
Welder	1
Electrician	1
Instrument Technician	1

Total	36

     The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
     We intend to enter into written confidentiality agreements with our officers and employees. Among other things, these agreements will require our officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

     Our success will depend in part on our ability to attract and retain qualified personnel at competitive wage and benefit levels. We must hire qualified managers, accounting, human resources and other personnel. We operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those wages budgeted for the operation of the plant. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants and your investment may lose value.
Development Services Providers
     Delta-T Corporation
     Delta-T Corporation is an international process design firm that provides alcohol plants, systems and services to the fuel, beverage, industrial and pharmaceutical markets. It has worldwide experience in alcohol production, dehydration and purification projects. Delta-T has worked with over 60 clients in Russia, India, Western and Eastern Europe, Africa, the Caribbean and South America. In the United States, Delta-T has designed at least five ethanol plants that are currently operating and has another ten that are currently under construction.
     We selected Delta-T as our process design company based on Delta-T’s technology platforms and its availability to meet our scheduling desires. Delta-T’s technologies include molecular sieve dehydration, zero process wastewater discharge and efficient ethanol refining and purification systems.
     Under our project development agreement with Delta-T, Delta-T will assist us in making decisions regarding the plant site, developing plant specifications and configurations, projecting emissions data and environmental permits required and formulating operating procedures and projections. We will pay Delta-T $75,000 for its services, plus travel and related expenses.
Engineering, Procurement and Construction Contractor
     We expect to enter into an agreement with Agra Industries, Inc. or another EPC contractor to plan, design, engineer and construct the plant. We anticipate that the agreement will provide that our EPC contractor will design and build the plant as a 54 mmgy dry mill, natural gas-fired fuel ethanol plant using Delta-T technology for an estimated price of $88 million. We expect that the EPC contractor’s services will include the following:
•	Assist in evaluating, from both a technical and business perspective, the appropriate location for the plant.

•	Prepare engineering diagrams and drawings for the site, plant, utilities and process systems.

•	Assist us in obtaining permits for the construction of the plant.

•	Establish final project specifications, contract documents and contract pricing.

•	Place orders on our behalf for equipment, particularly equipment with lengthy order lead times.

•	Assist in presenting information to potential lenders and sources of project development assistance.

•	Assist in locating appropriate management for the plant.
     Our selection process for our EPC contractor will likely require that the contractor possess extensive experience in the area of heavy industrial projects, particularly agricultural based facilities and ideally with ethanol plants. The expertise of our EPC contractor in integrating process and plant design into an operationally efficient plant is very important to us. That would include the ability to integrate various process islands into the overall profitability of the plant.
     Our EPC contractor will also need to be able to work effectively with Delta-T’s process design. The availability of the EPC contractor’s personnel and other resources to our project on a timely basis will be of great importance to us.
     Our EPC contractor must also possess the knowledge and support to assist the plant’s management team in executing a successful startup of the plant. It will need to provide a quality management system, stringent process safety management and operational training for our operating personnel. It will also be expected to provide process safety management, chemist and laboratory procedure updates and employee training. By partnering with our EPC contractor, we expect to have trained personnel and the ability to bring the plant on line quickly and efficiently and on or below budget.
     We expect that under our EPC agreement, our contractor will guarantee the process throughput of the plant at its 54 mmgy nameplate capacity.
     We have entered into a Phase 1 Consulting Agreement with Agra Industries to provide project development and preliminary engineering services related to the evaluation and development of the plant. The agreement contemplates Agra Industries and us entering into a letter of intent to execute an EPC agreement.
     Antioch International, Inc.
     We have engaged Antioch International, Inc., a civil engineering firm based in Elkhorn, Nebraska which specializes in transportation engineering and consulting, to assist us with the engineering and design services necessary to install rail infrastructure for the plant. Our agreement with Antioch, effective November 28, 2006, provides that Antioch’s services would include development of alternative track layouts, preliminary design work, final design of the track layout, assistance with bidding and negotiation of a rail construction contract and contract administration and inspection services. These services will include discussions with M&NA and UP with respect to the specific spur and switching infrastructure necessary for the plant, the design, engineering and construction of those elements. Antioch’s fee is structured as a mix of fixed, hourly and percentage rates which we estimate will total approximately $150,000.
     Natural Resource Group, Inc.
     We have an agreement dated September 13, 2006 with Natural Resource Group, Inc. of Denver, Colorado (“NRG”) to assist us with environmental matters arising in connection with the construction of the plant. NRG will provide strategic planning and technical consulting advice on environmental matters generally, including information and advice on permits required for the plant and its operations and the permitting process. We expect that NRG will provide significant assistance with respect to our application for an EPA air pollution control permit and assist in developing a strategy for future air pollution control compliance. NRG will assist with the drafting and review of our permit application, monitor the progress of our application, and arrange meetings and work with agency personnel as necessary. NRG will communicate with us and our team of consultants, particularly our EPC contractor, regarding procedural, technical, engineering and construction issues. Under our agreement, we will pay NRG $50,800 plus the cost of subcontractors for a portion of the work and reasonable travel costs.
     U.S. Energy Services
     U.S. Energy Services of Wayzata, Minnesota was engaged effective January 1, 2007 to assist us in managing our energy availability and costs, particularly with respect to our natural gas and electricity requirements. U.S Energy will assess the energy needs of the plant, negotiate our gas and electricity supply agreements, and assist us with supply management, price risk management and plant site development from an energy usage standpoint. Our agreement with U.S. Energy will expire 12 months after the completion of the plant and will be renewable on a yearly basis thereafter unless terminated by notice of either party. We will pay U.S. Energy a monthly retainer fee of $2,900, which will increase at a rate of 4 percent annually, and will reimburse travel costs. Additional fees would be payable if we request U.S. Energy to provide design and construction services for a gas distribution system on our site or to provide gas hedging services.
     BBI International
     On April 14, 2006 we entered into an agreement for project development services with BBI International of Salida, Colorado to assist us with the preparation of a feasibility study and business plan, assist with negotiations with engineering, construction and operations management firms and other vendors, assist in locating debt financing sources and provide general financial consulting services for us. BBI is an international consulting firm that offers a variety of services to diverse public and private clients for proposed bioenergy and agricultural processing projects.

It has prepared over 100 technical studies since 2000 and has been actively involved in all aspects of comprehensive ethanol project development for more than six years.
     BBI publishes the Ethanol Producer Magazine and Biodiesel Magazine. It also organizes and administers major industry and client–specific conferences, meeting and workshops, including the annual International Fuel Ethanol Workshop, the annual National Ethanol Conference on Policy and Marketing and the U.S. Department of Energy Ethanol Workshop Series.
     For its services, we have agreed to pay BBI a retainer in the amount of $10,000 per month plus travel expenses and other approved expenses. The retainer may not exceed $120,000 without further agreement between us and BBI. In addition, we have agreed to pay BBI a success fee upon successful completion of the debt financing we require to build the plant equal to 1.25 percent of the total capitalized cost of our project, less the amount of BBI’s monthly retainers.
     Blasdel Cleaver Schwalbe Communications, LLC
     Effective March 12, 2007 we signed an agreement with Blasdel Cleaver Schwalbe Communications, LLC (“BCS”) of Kansas City, Missouri to assist us with marketing communications. Services will be provided by BCS on a project basis with the scope of work, fees and expenses for each project to be agreed in advance. The term of the agreement is six months subject to automatic extensions of one month thereafter unless the agreement is terminated by either party one month prior to expiration.
     Corn Procurement Company
     We plan to engage a corn feedstock procurement specialist to assist us in assuring the availability of corn feedstock for the plant at reasonable and stable prices. Although we anticipate that we will acquire a portion of our corn needs from local growers in the vicinity of the plant, we expect that a significant portion of our feedstocks will be sourced from outside our local area and will arrive by rail. Our corn procurement consultant would make all arrangements for our corn supplies, arrange for purchases of corn on our behalf, make recommendations regarding strategies to protect our supplies and minimize our costs, execute hedging transactions and arrange timely deliveries. Corn procurement services are normally priced on a per unit purchased basis.
     Ethanol Marketing Company
     As the ethanol industry develops and competition becomes a greater challenge, we believe that it is prudent to engage an ethanol marketing company to assure us that our production can be sold in a timely manner and at an attractive price for us. Thus, we expect to interview a number of experienced marketing firms to handle the marketing and sale of our production. The marketing company will assess short and long-term market forecasts, enter into contracts for sale on our behalf, seek to maximize our returns, recommend and execute product hedging strategies and handle transportation logistics and costs.
     Some companies that we may consider to handle our ethanol marketing are also large agribusiness firms also engaged in ethanol production. Among them are Cargill, Inc., Murex NA, Ltd, Ethanol Products, Inc, RPMG, Inc., and Aventine Renewable Energy, Inc. Using an established firm in the market would provide us the advantage of market expertise in an increasingly competitive environment. Ethanol marketing services are typically compensated on a price or percentage per unit basis.
     Distillers Grains Marketing Company
     Although our preference would be to market our distillers grains to the local livestock market, we are likely to find it advisable to engage a distillers grains marketing consultant to assist us in marketing our distillers grains in a broader regional and national market. Large firms such as Commodity Specialist, Scoular and Land O’Lakes have national expertise and many years of experience in the distillers grains market. We would expect a distillers grains marketing firm to maximize our netback price for the product, relying on short and long-term contracts and the ability to consider transportation costs to regional markets as a factor in achieving optimum results. We expect that a distillers grains marketing firm would be compensated on a price or percentage per unit basis.
     Commodity Risk Management Consultants
     We expect to engage a commodity risk management consultant to assist us in managing the price risk of our corn feedstocks and ethanol price risks. The commodity risk manager would assist us in assuring the availability of corn feedstock for the plant at reasonable and stable prices, recommend and execute feedstock and product hedging strategies, all with a view to protecting our operating margins.
     Transportation Services Consultant
     Before commencing operations at the plant, we will likely engage a transportation services consultant to assist us in assuring adequate and consistent rail and highway transport for our corn requirements and ethanol and distillers grains shipments. These services would likely include railroad and highway infrastructure analysis, market analysis, corn and product movement analysis, logistics planning and negotiations with railroad and trucking companies regarding service levels, cars and rates. The cost for these services would most likely be based on a per hour or per day basis, plus out-of-pocket expenses.
Construction and Timetable for Completion of the Plant
     Assuming our equity and debt financing are successful, we estimate that the plant will be constructed approximately 18 months after we close on our debt financing, subject to permitting. This schedule further assumes that two months of detailed design will occur prior to closing and a 16-month construction schedule followed by two months of commissioning. This schedule also assumes that weather, interest rates and other factors beyond our control do not upset our timetable. There can be no assurance that the timetable that we have set will be followed, and factors or events beyond our control could hamper our efforts to complete the plant in a timely fashion.
Environmental and Other Regulatory Matters
     Under laws and regulations administered by the U.S. Environmental Protection Agency (“EPA”) and the Missouri Department of Natural Resources (“MDNR”), before we begin construction we will be required to perform certain studies, satisfy regulatory standards and obtain various environmental, construction and operating permits and authorizations, as discussed below. Even if we receive all MDNR environmental permits for construction and operation of the plant, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than the MDNR’s environmental administrators. MDNR and EPA rules and regulations are subject to change, and any changes may result in greater regulatory burdens for us.
     We anticipate that our EPC contractor will be responsible for the construction permits and registrations and we will be required to obtain the necessary air, water and operating permits and authorizations. If permitting delays occur, construction of the plant may be delayed. If we are unable to obtain necessary permits or to comply with the requirements of such permits or any environmental regulations, we may not be able to construct or operate the plant and our project may be delayed, relocated or terminated.
     The following is a list of the principal federal and state actions and permits that are or may be required depending on the location of the plant site:
     Before Ground Breaking
•	*Air Emission Source Construction Permit

•	Construction Industrial Stormwater Notice of Intent

•	Construction Industrial Stormwater Pollution Prevention Plan

•	Local Zoning/Building Permits and Approvals

•	State Historical Society Research

•	Endangered Species Research

•	Above Ground Storage Tank General Permit Application

•	Corps of Engineers Section 404 Permit relating to water discharge to ditch
     Before Operation
•	Industrial Well Permit/Registration

•	Water Discharge Permit

•	Hydrostatic Testing Water Discharge Permit

•	Industrial Stormwater Notice of Intent

•	Industrial Stormwater Pollution Prevention Plan

•	Risk Management Plan

•	Spill Prevention, Control and Countermeasure Plan

•	Public Water Supply Permit

•	Permit from the Alcohol and Tobacco Tax and Trade Bureau

•	County Health Department Septic System Permit
     30 Days After Start-up
•	Conditionally Exempt Small Quantity Generator Qualifications

•	Tank Notification
     180 Days After Start-up
•	Air Permit to Operate
     Annually After Start-up
•	Annual Emission Report

•	Tier 2 Reporting

•	Form R Reporting

*	Permit required as a condition to breaking escrow for our equity offering.
     Regulatory Permits Generally
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits, which include an air construction permit, National Pollution Discharge Elimination System (“NPDES”) permit and associated Stormwater Pollution Prevention Plan and Notice of Intent, industrial stormwater permit, hydrostatic test water discharge permit, Spill Prevention, Control and Countermeasure (“SPCC”) plan, above ground storage tank permit, risk management plan, endangered species review, archaeological and cultural/historical review, and Alcohol, Tobacco, Firearms and Explosives permit in order to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We have engaged Delta-T to coordinate and assist us with obtaining the air permit, and to advise us on general environmental compliance. We expect that our EPC contractor will assume responsibility for all necessary construction permits.
     Of the permits described below, we must obtain the Air Emission Source Construction Permit and the Construction Storm Water Discharge Permit, applicable zoning and building permits and approvals, and endangered species, archaeological and cultural/historical review prior to starting construction. The remaining permits will be required before or shortly after we can begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition to the state requirements, the EPA has oversight authority and could impose conditions or other restrictions in the permits that are detrimental to us or which increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The state of Missouri and MDNR could also modify the requirements for obtaining a permit. This could have a material adverse impact on our operations, cash flows and financial performance.
     Even if we receive all required permits from the state of Missouri, we are also subject to EPA regulations for which the state of Missouri has been delegated enforcement authority. In the event that the EPA is unsatisfied with enforcement of air emission rules and regulations, it has the authority to directly enforce the federal rules delegated to the state of Missouri. Currently, the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with the construction and operation of the plant. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to expend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations to the detriment of our financial performance.
     Air Pollution Standards and Permits
     There are a number of standards that may affect the construction and operation of the plant. Title V of the Clean Air Act, the EPA’s New Source Performance Standards that apply to the plant’s boilers, and the EPA’s Prevention of Significant Deterioration (“PSD”) regulations create stringent and complex requirements for obtaining the necessary permits.
     The air emission permitting program of the EPA and MDNR is structured to process permits in a manner corresponding to the amount of emissions that could potentially be emitted by the facility. This results in two basic classifications: major source and minor source. A third class is created when the facility voluntarily accepts restrictions in its air permit to limit the amount of emissions that it could otherwise produce. This category is known as a synthetic minor.
     The major source category is subject to the most rigorous analysis and the most stringent air pollution control requirements. A minor source permit is usually the simplest and quickest to obtain. A synthetic minor source is between the minor and major source classifications in both complexity and processing time but can rival the major source classification experience depending upon the type of facility planned. For example, a permit for a coal-fired boiler at a synthetic minor plant is nearly as complex and time consuming to obtain as a major source.
     We expect that our ethanol plant will be permitted as a natural gas operated facility with a nominal ethanol production capacity of 54 million gallons per year. At this size, the plant should be classified as a synthetic minor source emitter and will be given terms and conditions in its permit that will ensure that the facility does not emit at a level that will classify it as a major source. According to Missouri statute, the MDNR is allowed 184 days to review the permit before it must issue a decision. This timeframe assumes that the permit application is complete as submitted to MDNR, and accounts for time for public notice and comment.
     The permit review process will involve a technical analysis to ensure that the plant is capable of attaining all applicable emission limits. Permit terms and conditions will be compiled to guide the operations of the plant to ensure compliance and to specify required monitoring, recordkeeping and reporting to environmental regulatory agencies. A public notice will be issued with a draft permit for public review and comment and the opportunity for a public hearing will be offered. However, as stated above, the 184 day timeline includes this public notice and public hearing process. When the public notice and comment period ends, any public hearing has been held, and the MDNR has responded to any public comments that are submitted, it will then be free to issue the permit.
     We have submitted our permit application and expect to receive our permit in December 2007. Any failure to comply with the requirements of applicable permits can result in a notice of violation and penalties which can include fines and even a requirement to cease plant operations until the violation is remedied.
     Prevention of Significant Deterioration (PSD)
     As stated above, we believe that all pollutants from the plant will be emitted at minor source levels, in which case the plant will not be subject to PSD requirements under the Clean Air Act. However, there is the risk that the EPA will consider us to be a major source of air emissions, making the plant subject to PSD requirements, which are more stringent and cumbersome than those for minor sources of air emissions. If the EPA considers the plant to be a major source of air emissions, we may be required to invest or spend considerable resources to comply with the PSD requirements.

     National Pollution Discharge Elimination System Permit (NPDES Permit)
     We will use water to cool our closed circuit systems in the plant. Although the water in the cooling system will be re-circulated to decrease plant water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. Depending upon the water quality, up to 92 gallons of water per day will be discharged. This figure could increase to as much as 115 gallons of water per day depending upon the quality of the water available at the site. We expect to apply for an NPDES permit from the state of Missouri. Although we expect to receive the permit, we cannot assure that it will be granted. If this permit is not granted, then the plant may not be allowed to operate.
     Delta-T has been engaged to assist us with obtaining the necessary water discharge permits. Delta-T’s services will include preparation of preliminary evaluations of our waste water discharge system, field investigations, follow-up waste management options screening and assistance with permit applications as well as other on-call services.
     Groundwater Well Permit
     In order to drill wells for water on our Nevada site, we will need to obtain a permit from the Missouri Clean Water Commission, Division of Land and Geology. We will need to comply with applicable environmental regulations applicable to drilling and, on an ongoing basis, to water usage and drawdowns. It is possible that we may be limited in the future to the amount of water we may appropriate if our use is found to adversely impact other users and landowners.
     The water used in the plant process would be recycled to the extent feasible. The quantity of the water used and wastewater discharged is dependent upon the quality of the raw water. The water from our wells will need to be evaluated to determine what treatment processing and equipment we will require.
     Storm Water Discharge Permit and Storm Water Pollution Prevention Plan
     Before we can begin construction of the plant, we must obtain an Industrial Construction Storm Water discharge permit from and file a Notice of Intent with the MDNR. This permit application must be filed 180 days before construction begins. In connection with this permit, we must have a Stormwater Pollution Prevention Plan in place that outlines various measures we plan to implement to prevent storm water pollution. The plan must be submitted to but does not need to be approved by the MDNR. We anticipate, but there can be no assurance, that we will be able to obtain a storm water discharge permit. We may also either file a separate application for an Industrial Operating Storm Water discharge permit or add the information to our individual NPDES permit application should we also file an individual NPDES permit application for process water discharge. The application for the operating storm water discharge permit must be filed 30 days prior to the start of operations.
     Spill Prevention, Control and Countermeasures Plan
     Before we can begin operations, we must prepare and implement a Spill Prevention, Control and Countermeasure (“SPCC”) plan. This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.
     Alcohol Fuel Producer’s Permit
     Before we can begin operations, we must comply with applicable regulations of the federal Bureau of Alcohol, Tax, Firearms and Explosives which require that we apply for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond. There are other taxation requirements related to special occupational tax and a special stamp tax.

     Risk Management Plan
     Anhydrous ammonia will be used in our production process. Under the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan. We must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for denaturant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. These requirements are similar to the Risk Management Plan requirements. The Risk Management Plan should be filed before operations begin.
     Endangered Species
     As part of the application process for our air pollution construction permit, we will be subject to the federal and state threatened and endangered species requirements and will consult with both federal and state agencies to determine whether the project will impact state or federal threatened and endangered species. The state requirement comes from the Missouri Endangered Species Act and is implemented by the Missouri Department of Conservation through regulatory procedures. The federal requirement is derived from the Endangered Species Act and is implemented by regulations and policies of the U.S. Fish and Wildlife Service.
     The purpose of consulting with the federal and state agencies is to ensure the protection of threatened and endangered species. We expect to be able to fully comply with the threatened and endangered requirements without substantially altering the scope and operating characteristics of the plant. While we will work to fulfill the threatened and endangered species requirements in a manner that will not delay the project or significantly change its scope, it is possible that circumstances, unforeseen at this time, could cause delay in construction or modifications to the project plans, including the plant’s location.
     Nuisance
     Ethanol production has been known to produce an odor to which surrounding residents could object. Ethanol production may also increase dust in the area due to operations and the transportation of corn to the plant and ethanol and distillers grains from the plant. These activities may subject us to nuisance, trespass or similar claims by employees, property owners or residents in the vicinity of the plant. To help minimize the risk of nuisance claims based on odors related to the production of ethanol and its by-products, our firebox combuster design is expected to include thermal oxidation for the plant. Nonetheless, any claims or increased costs to address complaints may have a material adverse effect on us and on our operations, cash flow and financial performance.
     Costs of Environmental Compliance
     Compliance with federal and state environmental laws and regulations, including permit application procedures, will result in significant costs to us.
     The two regulations with the biggest impact are the Clean Air Act and the Clean Water Act. We will spend approximately $6.95 million to design, construct and implement system to prevent any hazardous material from escaping into the atmosphere and then venting any excess gases to a flare to be burned to destroy any potential emissions.
     We will also closely monitor all wastewater to assure that no contaminated water reaches any fresh water supplies and follow the Missouri storm water runoff requirement during and after construction of the plant to minimize any surface water runoff that could potentially contaminate state waters. The cost to install our wastewater and storm water systems is estimated at $350,000.
     The cost of complying with these regulations has been included in the plant construction estimate.

Risk Factors
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial, could impair our financial condition and results of operation. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under “Forward Looking Statements.”
     Risks Related to Our Financial Plan
     Even if we raise a substantial amount of equity, if we do not secure the debt financing necessary to construct and operate the plant, we would very likely be unable to proceed with our project and may be required to modify our financial plan substantially or to liquidate. In addition to the $30 million to $80 million in equity capital that we hope to raise in our equity offering, we will require $37.5 million to $75 million in senior debt financing and may require up to an estimated $12.5 million in subordinated debt financing to construct and commence operations of the plant. We may also need to obtain additional debt financing to operate the plant following construction. We presently have no commitments from any bank, lender or financial institution for our debt financing. We will not release subscriptions in our equity offering from escrow until we receive written debt financing commitments in an amount which, together with our offering proceeds and funds received or receivable from our previous equity offerings, grants and other resources, would equal the $120 million that we believe would be sufficient for us to construct and commence operations of the plant. If we are unable to obtain commitments for debt financing in a sufficient total amount and on acceptable terms, we will likely be forced to abandon our project and return subscriptions received in our equity offering.
     Although our receipt of debt financing commitments is a condition to the release of subscriptions from escrow, the lender or lenders will not be fully bound by the commitments. A commitment letter is a conditional agreement to lend, typically subject to several terms and conditions and to the negotiation, execution and delivery of a loan agreement and other agreements and documents required by the lender. The lender could decline to provide financing if the terms and conditions in the commitment letter are not satisfied. Thus, any equity subscriptions will very likely be released from escrow and we may begin spending the proceeds of our equity offering before there is complete assurance that loan commitments received by us will result in adequate or satisfactory debt financing for our project.
     If for any reason expected debt financing fails or becomes unavailable after subscriptions have been released from escrow, we may be unable to construct the plant, we may need to seek alternative lenders or invite other equity investors to participate in our project on terms unfavorable to us and our existing Unit holders, our ownership of the project or your interest in us could be substantially diluted, any distributions made by us could be greatly reduced, we may be forced to sell our entire interest in the project at a price which reflects a minimal asset value and the value of our Units would very likely decline significantly or be lost entirely.
     The terms of any debt or supplemental equity financing may require us to issue warrants to the lender or investor. If we issue warrants to purchase additional Units, any equity interest in us would be diluted and the value of our Units could be reduced.
     Recent changes in the ethanol industry and debt financing markets have made obtaining debt financing for ethanol projects more difficult. Recent events that led to the current “credit crunch” have made it more difficult for startup projects to obtain debt financing. Lower prices for ethanol and higher corn prices have also caused debt financing sources to be less enthusiastic about lending to ethanol projects. Therefore, we may not be able to obtain debt financing on conditions favorable to us or at all, which would mean we would be unable to break escrow and successfully complete our equity offering.
     Our debt financing agreements will contain restrictive covenants that will limit distributions and impose restrictions on our use of working capital, and these restrictions could hinder our operations and reduce the value of our Units. Under the terms of any debt financing agreements signed by us, lenders may require that we spend the proceeds we raise in our equity offering before they release any loan proceeds to us. Thus, funds invested by our Unit holders will very likely be at risk prior to funds from debt financing sources. In addition, the terms of our debt financing agreements will contain financial, maintenance, organizational, operational and other restrictive covenants. These covenants may make it more difficult for us to operate because they will have significant impacts on our operations, such as:
•	Reducing funds available for operations and distributions because a substantial portion of our cash flow must be used to service the debt;

•	Limiting our ability to obtain additional debt financing, enter into lease financing arrangements or place liens on our assets;

•	Making us vulnerable to increases in prevailing interest rates;

•	Placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•	Limiting our ability to make capital expenditures or investments in excess of prescribed amounts;

•	Subjecting all or substantially all of our assets to liens, with the result that there may be virtually no assets left for Unit holders in the event of a liquidation;

•	Limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the general economic conditions of our business;

•	Limiting our ability to make distributions to our Unit holders, even for the purpose of covering tax liabilities, or to redeem or repurchase Units; and

•	Restricting our freedom to merge or consolidate with or to sell our assets to another company or entity.
If we are unable to service our debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional equity capital. In addition, if we default on the debt, we may be forced to liquidate or the lender may foreclose on the debt and sell the plant and other assets for an amount less than the outstanding debt. If that occurs, our Units could be worth little or nothing.
     Significant increases in the cost of the plant may require us to obtain additional debt financing, which may be difficult and expensive to obtain, or may not be available at all. Certain events and conditions, including among others, delays, change orders we may submit and site conditions that may differ from what we expect, could lead to significant increases in the plant costs. Delays and changes are not uncommon in major construction projects. We may change the location of the plant if we do not move forward with the Nevada site, if we find another site that better suits our needs, or if we cannot obtain necessary permits and approvals or utilities and other services, or cannot obtain them at a reasonable cost. Changing the location of the plant from the Nevada site may increase the cost of the plant and delay construction and start-up operations of the plant. Increases in the cost of the plant will require us to procure additional debt financing, which may be difficult and expensive to obtain, or may not be available at all.
     Risks Related to us as a Development-Stage Company
     We are a recently formed company, have no operating history or experience operating an ethanol plant and may have difficulties successfully completing and operating the plant. We are a recently organized company with no operating history and limited resources. We are subject to all of the risks typically encountered by development stage companies. Our lack of an operating history and inexperience may make it difficult for us to successfully develop, complete and operate our ethanol plant. If we do not manage the development, construction and start-up of the plant successfully, our ability to generate operating income, meet our debt obligations and make distributions on our Units could be adversely affected and the value of our Units could be reduced significantly.
     Our managers and officers have very limited experience in the ethanol industry or in managing a public company, which increases the risk that we will be unable to manage our development and operate successfully. We are highly dependent on our managers and officers to develop and operate our ethanol plant and manage our business. Our managers and officers have substantial business experience but have little or no experience in raising large amounts of equity and debt capital, building and operating an ethanol plant, or managing a public company. Our managers and officers have very little or no experience in the ethanol industry. Our managers and officers have other business commitments that will continue to require most of their time and attention. Our managers and officers have devoted substantial time and efforts to us and expect to continue to spend the time and efforts necessary to construct the plant and provide overall direction for us after full-time management is hired and the plant commences operations. Although we expect to hire additional personnel and enter into agreements with contractors and consultants to assist us in constructing the plant and with respect to all aspects of our operations, there is no assurance that we will be able to hire employees or sign agreements satisfactory to us. If our managers and officers are unable or find it difficult to manage our development and operations successfully, our potential to succeed as a business and the value of our Units will be adversely affected.
     We will depend on key service providers for assistance and expertise in beginning operations and any failure or loss of these relationships could delay our operations, increase our expenses and hinder our success. We must establish and maintain relationships with several providers for contracting, consulting and other services. Delta-T and our EPC contractor will be essential providers during our development, construction and start-up phase. Other consultants will provide services relating to securing transportation and utility services, ensuring environmental compliance and obtaining required permits, contracting for supplies of corn and other inputs and, eventually, marketing our ethanol and distillers grains. If we should lose our relationship with any of these key providers, particularly our EPC contractor, or if any of these providers should fail to perform, we would be forced to locate and retain alternative providers. As a consequence, due to the critical nature of these services, our commencement of operations could be very seriously delayed, our start-up expenses could be significantly increased and our business could be greatly harmed, even to the point of failure of our company.
     There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability. We have several agreements, documents and relationships that remain to be negotiated, executed and implemented before we can develop and construct the plant and commence operations. In some cases, the parties with whom we would need to establish a relationship have yet to be identified. Examples include agreements with debt financing sources, a definitive agreement with our EPC contractor to construct the plant, agreements to supply us with access to transportation facilities and utilities, agreements to supply us with corn and natural gas, contracts with other utilities, contracts to sell our production and agreements with numerous consultants. Our expectations regarding the likely terms of these agreements and relationships, as discussed in this report, could vary greatly from the terms of any agreement or relationship that may eventually be executed or established. If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the plant and commencement of operations could be delayed, our expenses could be increased, our profitability and the likelihood of distributions to our Unit holders could be adversely affected and the value of our Units could decline or vanish.
     We have incurred losses since we were organized and may never operate profitably. During the fiscal year ended August 31, 2007, we have incurred a net loss from operations of approximately $139,965. We will continue to incur significant losses until we commence operations of the plant and begin to sell our production. If we are unable to commence operations, we will never generate a profit. Even if we commence operations and sell our production, expenses, competition and other factors may make it impossible for us to operate profitably. In that case, the value of our Units would suffer.
     Risks Related to Construction of the Plant
     Although we will rely on our EPC contractor to design and build the plant, we currently have no binding agreement with any EPC contractor and if we are unable to finalize an agreement with an EPC contractor or if our EPC contractor fails to complete the plant to operate at design capacity, we could be forced to terminate and liquidate our business. We will rely on our EPC contractor, utilizing technology developed by Delta-T, to design and build the plant and to train our personnel to operate the plant. Thus, we will be highly dependent on our EPC contractor and Delta-T, but we currently have no definitive agreement with either of them. The detailed design, engineering and construction services to be provided by our EPC contractor, the specifications for the plant and other terms of our relationship with our EPC contractor will be set forth in an EPC agreement to construct the plant. Under that agreement, our EPC contractor would serve as our general contractor and would work with Delta-T which would provide essential design and engineering services. We have entered into a Phase 1 Consulting Agreement with Agra Industries to provide project development and preliminary engineering services related to the evaluation and development of the plant. The agreement contemplates Agra Industries and us entering into a letter of intent to execute an EPC agreement. There is, however, no assurance that a binding agreement with any EPC contractor can be successfully negotiated and executed. If we are not able to execute an EPC agreement with a contractor, or if our EPC contractor terminates its relationship with us, there is no assurance that we would be able to obtain a replacement general contractor. In that case, we could be forced to terminate our project and liquidate our company.
     We expect that our EPC contractor will have executed letters of intent and agreements to provide construction services for several ethanol and other production facilities. Our EPC contractor’s commitment to other projects could delay the completion of the plant and our ability to commence operations. Any delay in the construction of the plant or commencement of our operations would delay our ability to generate revenue, service our debt, compete effectively and make distributions to our Unit holders.
     If the plant is built and does not operate to its design capacity, we would expect our EPC contractor and Delta-T to correct the deficiency. However, there can be no assurance that our EPC contractor or Delta-T would be able to resolve any deficiency successfully. A failure to resolve any deficiency could cause us to operate at reduced capacity or discontinue our production, either of which could have a very negative impact on our revenues and profitability and on the value of our Units.
     The cost of construction for our ethanol plant could increase and, if an increase occurs, our reserves may be depleted and the additional debt or equity capital that may be required could delay and diminish our profitability and decrease the value of our Units. We have prepared a preliminary budget which contemplates construction of our ethanol plant at an estimated cost of $88 million. Our financial plan is based on this estimated cost, plus the cost of site acquisition and improvements, an administrative building, and start-up and development costs and reserves estimated of approximately $32 million, resulting in total estimated capital requirements of $120 million. If the cost of the EPC agreement or other costs increase due to economic factors, design modifications, construction delays or overruns, the total cost of our project and capital required could increase, perhaps significantly. If that occurs, we would seek to provide the additional funds necessary from our budgeted construction contingency, from supplemental loans or from supplemental equity investments. If funds from those sources are unavailable or inadequate to complete the plant, we could be forced to sell our project or go out of business. In these events, our profitability and potential distributions could be delayed and decreased or eliminated and the value of our Units could be reduced, potentially to nothing.
     Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to timely commence operations and service our debt. Our construction timetable, which we believe to be reasonable, assumes the commencement of construction approximately two months after our required equity and debt financing and construction permits are available to us and a construction period of approximately 18 months, resulting in the commencement of ethanol production in the first quarter of 2010, or earlier if possible. Our schedule depends upon several assumptions, including the effectiveness of agreements that remain to be negotiated and signed, including our EPC agreement with our EPC contractor and many others. We could also incur delays in the construction of the plant if we need to change the site for the plant due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, defects in materials or workmanship or other causes. In addition, the availability of financing, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards ethanol or the plant could result in delays in our timetable for construction and commencement of operations. Delays will hinder our ability to commence operations, generate revenue and service our debt. If this occurs, we may have to seek permission to reschedule payment of our debt, and this could be expensive. The value of our Units could be reduced significantly as a result.
     Defects in the construction or performance of the plant could result in a reduction in our revenues and profitability and in the value of our Units. We anticipate that the agreement that we will enter into with our EPC contractor for construction of the plant will contain warranties with respect to materials and workmanship and assurances that the plant will operate at design capacity. However, defects in the construction or performance of the plant could occur and there is no assurance that our EPC contractor could correct any problem that occurs. If the plant does not perform at or above design specifications, we will find it difficult to compete in the marketplace. If defects delay the construction or hinder the operations of the plant, our operations, revenues, profitability and the value of our Units could be materially adversely affected. If defects require a lengthy or permanent discontinuance of production, our Units could have very little or no value.

     Acquisition of a plant site may be delayed for environmental or other reasons, resulting in delays or interruptions in site acquisition or plant construction and additional costs, which may delay our ability to generate revenues and reduce the value of our Units. We have an option to purchase a site for the plant for land located three miles west of Nevada, Missouri and which appears to be suitable for the construction of the plant. As amended, the option expires on August 31, 2008 and has no provision for extension. If we are unable to exercise or further extend this option prior to our ability to release subscriptions from escrow, we may find it necessary to pay more than the currently agreed purchase price for the site or to locate an alternative site. There is no assurance that after full investigation we will determine that any of these sites will be suitable for the plant or be acquired for that purpose. Our board of managers reserves the right to change the location of the site for the plant, in its sole discretion. A new site may be located outside Vernon County and could even be located outside the state of Missouri. Although zoning has been completed and preliminary environmental reviews have been made at our Nevada site, there is no assurance that zoning requirements, environmental conditions or archaeological artifacts at any site will not delay the construction of the plant. The presence of a serious environmental problem or archaeological artifacts would very likely delay construction of the plant and could require us to locate a different site, either of which would result in substantially increased costs and delays. Among other cost factors, we expect that our EPC contractor will be entitled to an increase in its compensation if construction is delayed for unanticipated environmental reasons. These delays and increased costs could require additional financial resources, would very likely delay our commencement of operations, reduce our profitability and substantially diminish the value of our Units and could force us to terminate our plans and liquidate at substantial cost to our Unit holders.
     You will have no role in the selection of an alternative site for the plant in the event that we decide our Nevada site is not the best location for the plant. Our board of managers reserves the right to change the location of the site for the plant, in its sole discretion, for any reason. Although the site that we have subject to option near Nevada, Missouri appears to be suitable for the construction of the plant, site conditions, environmental issues, acquisition costs, anticipated construction difficulties, the availability of transportation facilities and utilities, and other reasons may cause our board of managers to change the site for the plant. Any such change would likely need to be made quickly and our board of managers has the power under our Limited Liability Company Agreement to change the plant site without the participation or consent of our members. As a consequence, you will have no role in the selection of an alternative site which could have a significant effect on our anticipated operations and financial results.
     Any delay in or increased costs for rail access could delay the construction and operation of the plant, reducing our profitability and the value of our Units. We expect to ship a substantial amount of our ethanol and distillers grains by rail. The Nevada site is located adjacent to the right-of-way of the M&NA. However, we have not negotiated rail access from the railroad or the construction of the rail spurs which would be necessary to provide service to the plant. We have budgeted $3.05 million for rail access and construction costs. Any delay in securing rail access or increased costs could adversely affect our construction timetable, commencement of operations and profitability, resulting in a decrease in the value of our Units.
     We may require improved road access to the plant, which will depend on action by local authorities and may require significant expense for us. The Nevada site that we presently have subject to an option to purchase for the plant, and any other potential sites, may require improved road access, including relocation of existing roads and upgrading of capacity to weight limits required for our use. Local authorities must approve any roadway changes that we need and are likely to require us to fund a substantial part or all of the cost of relocating and improving these roads. Although we have budgeted $450,000 for road access improvements at the Nevada site, which we believe to be adequate for that site, any additional road access expense at the Nevada site or any other site would increase our costs of construction and increase the capital required by us.
     Risks Related to Our Operations and Market
     Our business will not be diversified, because we will be primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry. We expect our business to consist of ethanol and distillers grains production and sales. We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell our ethanol and distillers grains, or if the markets for those products decline. The plant will not have the ability to produce any other products, other than carbon dioxide. Our lack of diversification means that we may not be able to adapt to changing market conditions or to handle any significant decline in the ethanol industry. The value of your Units will be subject to this risk.
     Our financial results will greatly depend on prices for our supplies of corn and market prices for the ethanol and distillers grains that we produce, and changes in those prices will impact the value of your Units. The cost that we incur for our supplies of corn and the market prices for the ethanol and distillers grains will have a major impact on our financial results and profitability. These prices will change based on available supplies, the supply and market prices for alternative products and many other market factors. For example, increased supplies of ethanol may lead to lower prices for both ethanol and ethanol co-products such as distillers grains. In addition, increased production of ethanol could result in increased demand for corn, resulting in higher prices for corn and lower profits for us. There can be no assurance as to the price of these commodities in the future, and any increase in the price of corn or decrease in the price of ethanol or distillers grains would likely result in less profitability for us and a reduction in the value of your Units.
     Our operating costs could be higher than we expect, and this could reduce our income and any distributions we may make. In addition to general economic conditions, market fluctuations and commodity prices, significant operating cost increases could adversely affect us due to numerous factors, many of which are beyond our control. These cost increases could arise from higher natural gas prices, because of rising energy prices in general or related labor and transportation costs; higher costs for electricity; higher transportation costs, because of greater demands on truck and rail transportation services; higher labor costs, particularly if there is labor shortage; and other factors. Operating the plant will also subject us to ongoing compliance with applicable governmental regulations, including regulations regarding pollution control and occupational safety. We may have difficulty complying with these regulations, and our compliance costs could increase significantly. Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or creating a loss from our operations, little or no distributions to our Unit holders and substantially decreased value of your Units.
     The ethanol and fuel additives industries are very competitive. Competition in the ethanol industry is intense. Our business faces competitive challenges from larger facilities that can produce a wider range and larger quantity of products than we can, and from other plants similar to the plant. The plant will be in direct competition with other ethanol producers, many of which have greater resources than we do. Larger ethanol producers, including Archer Daniels Midland Company (“ADM”), Cargill, Inc. (“Cargill”) and POET, among others, are capable of producing significantly greater amounts of ethanol than we expect to produce. The national ethanol industry is likely to become more competitive given the substantial initial construction and expansion that is occurring in the industry.
     As more ethanol plants are built, ethanol and distillers grains production will increase and, if demand does not sufficiently increase, this could result in lower prices for ethanol and distillers grains, which will decrease the amount of revenue we may generate. A significant number of ethanol plants are currently being planned and built in the United States. As a consequence, ethanol production is expected to increase rapidly in the next two to three years. That rate of increase may continue. The demand for ethanol is dependent upon numerous factors, including governmental regulations, governmental incentives and the development of other technologies or products that may compete with ethanol. If the demand for ethanol does not sufficiently increase, then increased production may lead to lower prices. In addition, because ethanol production produces distillers grains as a co-product, increased ethanol production will also lead to increased supplies of distillers grains. Demand for distillers grains depends upon various factors including the strength of the local and national turkey, broilers, swine, beef and dairy cattle industries and the availability of other feed products at more economical prices. An increase in the supply of distillers grains, without offsetting increases in demand, could lead to lower prices. Decreases in the market price of ethanol and distillers grains will result in lower revenues for us, would decrease our profitability, could result in operating losses and would reduce the value of your Units.
     Ethanol imported from Caribbean Basin countries, Brazil and other areas may become a significant competitive factor in the United States, which could affect our profitability and reduce the value of your Units. Ethanol produced in the Caribbean Basin and Central America may be imported into the United States at low tariff rates or free of tariffs under the Caribbean Basin Initiative (“CBI”) and the Dominican Republic – Central America – United States Free Trade Agreement (“CAFTA”). Brazil is the world’s largest producer and exporter of ethanol. With lower costs of production, ethanol imported from these countries may be less expensive than ethanol produced in the United States. Further decreases in tariffs, or relaxation of existing restrictions on import volumes, could dramatically increase the supply of ethanol from these and other countries. Large domestic ethanol producers, such as Cargill, are reported to be considering the importation of ethanol from these areas. Competition from ethanol imported from these and other areas may affect our ability to sell our ethanol profitably, which would reduce the value of your Units.
     Technological advances and changes in production methods in the ethanol industry could render the plant obsolete and adversely affect our ability to compete and the value of your investment. Technological advances could significantly decrease the cost of producing ethanol. If we are unable to adopt or incorporate technological advances into our operations, the plant could become uncompetitive or obsolete. We expect technological advances in ethanol production methods will continue to occur. If improved technologies become available to our competitors, they may be able to produce ethanol at a lower cost than us. If that occurs, we may be required to acquire new technology and retrofit the plant to remain competitive. There is no assurance that third-party licenses for any new technologies would be available on commercially reasonable terms or that any new technologies could be incorporated into the plant. The costs of upgrading our technology and plant could be substantial. If we are unable to obtain, implement or finance new technologies, the plant could be uncompetitive and our operating income, funds available for distribution and the value of your Units could be substantially reduced.
     Research in the basic technologies of ethanol production may result in even greater changes in the industry. One focus is the production of ethanol from less expensive cellulose-based biomass including deadfall from forests, solid municipal waste and waste products from agriculture. Another advantage to cellulose-based ethanol is that it does not use corn that could otherwise be used for food as an input. On January 31, 2006, President Bush announced the Advanced Energy Initiative, which will fund additional research to produce ethanol from wood chips, stalks and switch grass, intending to make this technology competitive within six years. Another focus is ethanol production based on a chemical process rather than fermentation. Although these production methods are not currently competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. Because we may be unable to incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than new competitors, which could make the plant obsolete and cause your Units to decrease in value or become worthless.
     The development of alternative fuels, oxygenates and energy sources may reduce the demand for ethanol, resulting in a reduction in our profitability and the value of your Units. Alternative fuels, including gasoline oxygenates and a variety of energy alternatives to ethanol, are continually under development. Fuel additives or oxygenates that compete with ethanol are already in use and more acceptable oxygenates may be developed in the future, which may decrease the demand for ethanol. Technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol. Further advances in power generation technologies, based on cleaner hydrocarbon-based fuels, fuel cells and hydrogen are actively being researched and developed. If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for ethanol could be significantly diminished or replaced, which could substantially reduce our revenues and profitability and the value of your Units.
     Consumer perceptions of ethanol and other fuels may have a negative impact on the acceptability of ethanol in the market, reducing our revenues and the value of your Units. Many consumers have been exposed to the belief that ethanol production uses more energy than the ethanol produced can deliver and that food costs are increasing because of the use of corn in ethanol production. Others believe that ethanol damages vehicle engines. Some expect that ethanol, particularly if use is mandated, will result in higher fuel and food prices. These and similar perceptions could negatively impact the acceptability and price of ethanol in the marketplace, reducing market volumes and prices and resulting in greater competition, lower revenues for us and less value for your Units.
     The price of distillers grains is affected by the price of other commodity products, such as soybeans and corn, and decreases in the price of these commodities could decrease the price of distillers grains, which will decrease the amount of revenue we generate. Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as corn and soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Decreases in the price of distillers grains will result in our generating less revenue.
     If we do not recover and market the carbon dioxide we produce, we may be subject to future prohibitions and expense. We do not presently plan to recover and market the carbon dioxide produced by the plant. Our ability to market carbon dioxide in the future will depend on the identification of markets, cost of recovery and shipment and existing competition. If we do not recover the carbon dioxide we produce, we expect to vent it into the air. Concerns regarding the environmental and climatic impacts of carbon dioxide may result in regulation or prohibitions on carbon dioxide emissions in the future. This could result in a requirement that we cease these emissions, install equipment to recover the carbon dioxide and locate a market or acceptable disposal method for it, all of which could subject us to significant expense.
     Corn prices will fluctuate and could increase significantly in the future, which will increase our operating costs and adversely affect our operating results. We will require significant amounts of corn to produce ethanol. The availability and price of corn will significantly influence our financial performance. The price of corn, as with most other crops, is affected by weather, disease, changes in government incentives, demand and other factors. A significant reduction in the supply of corn because of weather or disease, or increases in the demand of corn because of increased ethanol production or other factors, could result in higher corn prices. Because there is little correlation between the price of corn and the price of ethanol (which tends to track with gasoline prices), increases in corn prices generally produce lower profit margins for ethanol producers. Substantial increases in the price of corn in 1996 caused some ethanol plants to temporarily cease production or operate at a loss. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Increased ethanol production from new or expanded ethanol production facilities may increase the demand for corn and increase the price of corn or decrease the availability of corn in areas where we intend to source corn for our ethanol plant. We may have to source corn from greater distances from the plant at a higher per bushel delivered cost. If corn prices increase, our production costs will increase and our profit margins will likely decrease because we may not be able to pass any of the increased costs on to our customers.
     We will not have marketing agreements with our members to assure us a source for corn and protect us from corn price fluctuations. Many producers of ethanol have corn delivery programs that require their members or stockholders to deliver specified quantities of corn to the producer at established, formula or market prices. These agreements may protect producers from supply and price fluctuations. We will not have any corn delivery agreements and will be required to acquire substantial quantities of corn in the marketplace based on the then-prevailing market price. If the supplies of corn available to us are not adequate, we may not be able to procure adequate supplies of corn at reasonable prices. This could result in a utilization of less than the full capacity of the plant, reduced revenues, higher operating costs, reduced income or losses, and a reduction in the value of your Units.
     Hedging transactions could significantly increase our operating costs if we incorrectly estimate our corn requirements and are not able to use all of the corn subject to our futures contracts. We may attempt to minimize the effects of fluctuating corn prices on our operations by taking hedging positions in the corn futures markets. In a hedging transaction, we will purchase futures contracts that lock in the amount and price of corn we will purchase at a future date. There is no assurance that our hedging activities will successfully reduce the risk caused by corn price fluctuations. Whether our hedging activities are successful will depend on, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to use all of the corn subject to the futures contracts. Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities can result in significant costs, especially if we cannot use all of the corn subject to our futures contracts.
     We must obtain access to a significant supply of natural gas for the plant. Any interruption in our natural gas supply may force us to halt operations and significant increases in the price of natural gas may increase our costs of operation, thereby harming our profitability. We will require approximately 4,658 million British thermal units (“Btu’s”) of natural gas per day to operate the plant. Although we expect natural gas to be available to us at the Nevada site, and our selection of any alternate site would depend on access to a natural gas pipeline, the supply and price of natural gas could subject our operations to risks. The price of natural gas has increased significantly in the past and may continue to increase, both in real terms and in relation to other sources of energy. As the demand for natural gas increases in the national and regional markets, interruptions in supplies, particularly for industrial use, may occur. The price of natural gas is also subject to significant fluctuation. Any significant increase in the price of natural gas will result in lower profit margins because it is unlikely that we would be able to pass the higher costs on to our customers. Because natural gas will be the only thermal heating source for the plant, if there is any interruption in our natural gas supply we would have to halt operations. Natural gas supply agreements may provide for interruptible service or, at higher prices, priority service. Interruptions of a frequent or ongoing nature could substantially harm our business and the value of our Units. Alternatives to natural gas as an energy source, such as coal or synthetic gas derived from coal, may not be available or may be available only with the expenditure of significant capital to convert the plant to the other fuel. Even if an alternative energy source is available, costly engineering and design changes to the plant may be required to meet energy production, ethanol processing and environmental requirements. The costs and interruptions in our operations and cost of installing new energy systems would reduce our ability to operate profitably and cause our Units to lose value. See Item 1, “Description of Business – Utilities – Natural Gas.”
     The plant will require substantial amounts of electricity, which we will depend on independent utilities to provide. Any interruption in our electricity supply may force us to halt operations. The market price of electricity fluctuates significantly. Any significant increase in the market price of electricity or our generating costs will result in increased operating costs and lower profit margins and could have a material adverse effect on our business.
     Our operations will depend on the availability of water and waste water discharge facilities. We will require a significant supply of water for our operations. Our water sources will be determined by our site location and we presently have no agreements to obtain supplies of water. We have also not obtained required water usage and discharge permits. Water and discharge rights will be essential to our operations and the cost of these rights will impact our profitability.
     If we are unable to obtain the services of third-party marketers, or we subsequently lose those services, we will not be able to sell the ethanol and distillers grains that we produce. We do not intend to hire a sales staff to market our products. We expect to enter into agreements with third-party marketers to market and sell our ethanol and a portion of our distillers grains. The cost of utilizing independent marketers could place us at a competitive disadvantage. We presently have no contracts with any marketers for the sale of our products. If we are unable to secure the services of third-party marketers or if any of the marketers that we contract with breaches or terminates our agreement or is unable to provide any of the services contracted for, we may not have any readily available means to sell our products. Further, these third-party marketers will likely have relationships and agreements with other ethanol producers. It is possible that a marketer’s ability or willingness to market and sell our products could be impaired by agreements the marketer has with other entities not related to us. Consequently, we may not obtain the best possible prices for our products. We will depend upon the financial health and performance of the marketers with whom we contract and our failure to sell all of our products may result in less income from sales, reduced distributions to our Unit holders and reduction in the value of your Units.
     Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified managers, engineers and operators to operate the plant efficiently. When construction of the plant nears completion, we will need to hire a significant number of employees to operate the plant. Our success depends in part on our ability to attract and retain competent personnel. We must hire or otherwise engage qualified managers, engineers, and accounting, human resources, operations and other personnel. Competition for employees in the ethanol industry is intense. If we are unable to hire, train and retain qualified and productive personnel, we may not be able to operate the plant efficiently and the amount of ethanol we produce and market may decrease.
     Risks Related to Regulation and Governmental Action
     Compliance with new and existing environmental laws and regulations could significantly increase our construction and start-up costs, and force us to delay or halt construction or operation. To construct the plant, we need to obtain and comply with a number of permitting requirements. We may have difficulties obtaining these permits. As a condition of granting necessary permits, regulators could make additional demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require. Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during the construction and operation of the plant. If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent construction or operation of the plant. This would significantly increase the cost of the plant. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct and operate the plant.
     We will be subject to federal and state laws and regulations regarding occupational safety; these regulations will increase our operating costs. Compliance with federal and state occupational laws and regulations, such as the federal Occupational Safety and Health Administration (“OSHA”) regulations, will increase our operating costs. The most significant OSHA issue is process safety management, a 14-point analysis system to minimize releases of hazardous chemicals. Other OSHA standards deal with the management of contractors, ongoing training procedures and an emergency action plan. The possible adoption of stricter regulations and standards in this area could further increase our costs and adversely impact our operating results.
     Our business is subject to extensive and potentially costly environmental regulations that could change and significantly increase our operating costs. We are subject to environmental regulations of the EPA and the MDNR. These regulations could result in significant compliance costs and may change in the future. For example, although carbon dioxide emissions are not currently regulated, some authorities support restrictions on carbon dioxide emissions that, if adopted, could have a significant impact on our operating costs. We expect to emit a significant amount of carbon dioxide into the air. Also, the MDNR or the EPA may seek to implement additional regulations or implement stricter interpretations of existing regulations. Recently, the EPA cautioned ethanol producers that it is prepared to sue companies whose plants do not comply with applicable laws and regulations. In a recent test of certain ethanol plants, the EPA expressed concerns over the discovery of certain “volatile organic compounds,” (“VOCs”), some of which may be carcinogenic. While we expect that the plant will use technology that includes thermal oxidation designed to limit the amount of emissions, there still may be risks that the environmental laws and regulations may change and become more onerous with respect to VOCs or other substances. Changes in environmental laws or regulations or stricter interpretation of existing regulations may require significant additional capital expenditures or increase our operating costs thereby causing the loss of some or all of your investment.
     In addition, the plant could be subject to environmental nuisance or related claims by employees, property owners, environmental groups or residents near the plant arising from air, water or other discharges. These individuals and entities may object to these discharges or emissions into the environment from the plant. Also, ethanol production has been known to produce an unpleasant odor to which surrounding residents and property owners could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs, affect our profitability and reduce the value of your Units.
     The use and demand for ethanol is affected by various environmental regulations and governmental programs that could change, causing demand or governmental support for ethanol to decline. There are various federal and state laws, regulations and programs that have led to increased use of ethanol in fuel. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of or demand for ethanol. Certain states and governmental officials oppose the use of ethanol because they must ship ethanol in from other corn producing states, which could significantly increase gasoline prices in the state. Material changes in environmental regulations regarding the use of MTBE or the required oxygen content of automobile emissions or the enforcement of such regulations could decrease the need to use ethanol. For example, in April 1999, California requested a waiver from the EPA from the oxygenated fuel requirement of the Clean Air Act amendments of 1990. Although the EPA initially denied this request, the Ninth Circuit Court of Appeals recently vacated the denial on the grounds that the EPA did not consider the effects of such a waiver on both the ozone and particulate matter pollution. The court remanded the matter to the EPA for further review. Georgia and New York have also submitted requests for similar waivers. In addition, future legislation may reduce or eliminate the reformulated gasoline requirements under the Clean Air Act amendments. If the oxygenated fuel requirements were eliminated or if any state were to receive a waiver, the use and demand for ethanol might decline significantly. Future changes in the law may further postpone, eliminate or waive requirements or incentives to use ethanol.
     Other laws, regulations and programs provide economic incentives to ethanol producers and users. The passage of pending federal or state energy legislation or any other revocation or amendment of any one or more laws, regulations or programs related to ethanol and renewable fuels could have a significant adverse effect on the ethanol industry and our business. We cannot assure you that any of these laws, regulations or programs will continue in the future or that these laws, regulations or programs will benefit us or benefit us more than our competitors. Some of these laws, regulations and programs will expire under their terms unless extended, such as the federal partial excise tax exemption for gasoline blenders who use ethanol in their gasoline, which is scheduled to expire in December 2010. Government support of the ethanol industry could change, and Congress and state legislatures could remove economic incentives that enable or help ethanol to compete with other fuel additives. The elimination or reduction of government subsidies and tax incentives could cause the cost of ethanol-blended fuel to increase. The increased price could cause consumers to avoid ethanol blended products and cause the demand for ethanol to decline.
     Risks Related to the Units
     The Units to be issued in this offering have no public market and no public market is expected to develop. There is no public trading market for our Units, and we do not expect one to develop in the foreseeable future. To maintain our partnership tax status, we do not intend to list the Units on any stock exchange or automatic quotation system such as The NASDAQ Stock Market™. As a result, your Units will not be readily marketable and you may be required to hold your Units indefinitely.
     Our Units may be subject to dilution in value. Under the terms of our option to purchase the Nevada site, a portion of the purchase price will be payable in Units, which will require us to issue to the sellers up to 128,000 Units upon closing of the purchase. For purposes of the option, the Units have been valued at $2.00 per Unit, the offering price in our equity offering. In addition, we may, in the future, issue warrants or options in order to obtain adequate debt financing, as compensation to managers, officers, employees or consultants, or for other purposes. If warrants are issued, your equity interest in us would be diluted and the value of your Units could be reduced, particularly if the purchase price for Units in the warrants is lower than the price you paid for your Units. We may also adopt a Unit incentive plan or otherwise grant Units or options in order to attract and retain key personnel to operate the plant. These actions, if taken, could cause additional dilution to your investment, a reduction in your equity interest and a reduction in the value of our Units.
     There are significant restrictions on the transfer of our Units. To protect our status as a partnership for tax purposes and to assure that no public trading market in our Units develops, our Units are subject to significant restrictions on transfer and transfers are subject to approval by our board of managers. All transfers of Units must comply with the transfer provisions of our Operating Agreement and a Unit Transfer Policy adopted by our board of managers. Our board of managers will not approve transfers that could cause us to lose our tax status or violate federal or state securities laws. The Units are being offered and sold in accordance with exemptions from registration under federal and state securities laws that require subsequent sales or transfers of the Units be registered or exempt from such registration requirements. These restrictions may also make your Units unattractive to prospective transferees. As a result, you may not be able to complete a transfer that you wish to make and may be required to assume the risks of an investment in us for an indefinite period of time.
     There is no assurance that we will be able to make distributions to our Unit holders, which means that you could receive little or no return on your investment. Distributions of our net cash flow may be made at the sole discretion of our board of managers, subject to the provisions of the Delaware Limited Liability Company Act, our Operating Agreement and restrictions imposed by our creditors. There is no assurance that we will generate any distributable cash from operations. Although our intention is to make cash distributions sufficient to discharge our members’ anticipated tax liabilities arising from any taxable income generated, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. Consequently, you may receive little or no return on your investment. See Item 6, “Distribution Policy.”
     We may authorize and issue units of new classes that could be superior to or adversely affect you as a holder of Class A Units. Our board of managers and members have the power to authorize and issue units of classes that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights, different from or superior to those of the Class A Units. These units may be issued at a price and on terms determined by our board of managers. The terms of the units and the terms of issuance of the units could have an adverse impact on your rights and could dilute your financial interest in us.

     Our Units represent both financial and membership rights, and loss of status as a member would result in the loss of your voting and other rights and would allow us to redeem your Units. As a Unit holder, you will be entitled to certain financial rights, such as the right to any distributions, and to membership rights, such as the right to vote as a member. If you do not qualify as a member or your member status is terminated, you would lose certain rights, such as voting rights, and we could redeem your Units. The minimum number of Class A Units required for membership is 5,000 Units. In addition, you may be terminated as a member if you die or cease to exist, violate our Operating Agreement or take actions contrary to our interests, and for other reasons. If you are terminated as a member, our board of managers will have the right, but not the obligation, to redeem your Units, 80 percent of the average sales price of the Units, determined by the board, during the six months before the redemption. We may exercise our right to redeem the Units at any time following termination.
     Our board of managers has the primary power and responsibility to govern and direct the management of our business and affairs. Our members have the right to participate in the election of managers and have the power to propose and approve amendments to our Limited Liability Company Agreement or to cause us to dissolve. Without approval or consent by our members, our board of managers is authorized to issue additional Units of any authorized class, admit additional persons as members, add managers to our board of managers, adopt and amend a Unit transfer policy regulating the transfer of Units, and amend provisions of our Limited Liability Company Agreement relating to allocations of profit and loss, distributions and tax matters. As a consequence, our board of managers has the primary power and responsibility to govern and direct the management of our business and affairs and our members have no significant role in our governance or management beyond their right to participate in the election of managers and to vote on amendments to our Limited Liability Company Agreement, to dissolve and on other matters that our board submits to the vote of our members.
     Voting rights of members are not necessarily equal and are subject to certain limitations. Members of our company are holders of Units who have been admitted as members upon their investment in our Units and who are admitted as members by our board of managers. The minimum number of Units required to become a member is 5,000 Units. Transferees of Units must be approved by our board of managers to become members. Members who are holders of Class A Units are entitled to one vote for each Class A Unit held provided, however, that the number of votes for each member is capped at 5 percent of the outstanding Class A Units. We may agree to give members or lenders who supply significant amounts of equity or debt capital to us the right to designate managers to serve on our board of managers. Under the terms of our option to purchase our Nevada, Missouri plant site, the sellers will become holders of our Class A Units and one of the sellers will have the right to become a member of our board of managers upon closing of the site purchase. Our board has already elected one of the sellers, E. Regar Todd, Jr., to our board of managers in advance of the obligation to do so. If Units of any other class are issued in the future, holders of Units of that other class will have the voting rights that are established for that class by the board of managers without the approval of our members. Consequently, the voting rights of members may not be completely proportional to the number of Units held. Cumulative voting for managers is not allowed, which makes it substantially less likely that a minority of members could elect a member to the board of managers. Members do not have dissenter’s rights. This means that they will not have the right to dissent and seek payment for their Units in the event we merge, consolidate, exchange or otherwise dispose of all or substantially all of our property. Holders of Units who are not members have no voting rights. These provisions may limit the ability of members to change the governance and policies of our company.
     The presence of members holding as little as 10 percent of our outstanding Units will constitute a quorum at meetings of our members, and a majority vote of the Units represented may generally take action on matters presented. A quorum of members holding 10 percent or more of the outstanding Units represented in person, or 20 percent if the board of managers authorizes the use of mail ballots or proxies, is required at meetings of our members. Unless our Operating Agreement or Delaware law require a higher percentage, members take action by a majority vote of the Units represented and entitled to vote. This means that the holders of a small minority of outstanding Units could take an action that would not necessarily be in the best interests of all Unit holders. The quorum requirement also means that we must secure the presence of members holding at least 10 percent, or 20 percent if mail ballots or proxies are authorized, of the outstanding Units in order to take actions that may be in our best interests.
     You will be bound by actions taken by a majority of our members, and because you have no dissenters’ rights and there is no public market for the Units, you could be forced to hold a substantially changed investment. We cannot engage in certain transactions, such as a merger, consolidation or sale of all or substantially all of our assets, without the approval of our members. However, if a majority of our members approve a transaction, you will also be bound to that transaction regardless of whether you agree with the transaction. Consequently, because there is no public market for the Units, you may be forced to keep a substantially changed investment.
     We will have substantial indebtedness and our Units will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment. Our Units are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our Unit holders. We expect to incur substantial indebtedness to finance the construction of the plant and commencement of operations. The amount of that financing, plus possible additional borrowings and operating liabilities, creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our Unit holders after payment of our debts.
     We are not required to deliver annual reports or proxy statements to Unit holders, our managers, officers and significant Unit holders will not be required to file ownership reports, and our obligation to file reports with the Securities and Exchange Commission will be suspended, all of which will limit your access to information about us. Except for our obligation to provide audited annual financial statements to our members upon request pursuant to our Limited Liability Company Agreement, we are not required to deliver an annual report to our Unit holders. We are also not required to furnish proxy statements to our Unit holders and our managers, officers and holders of 5 percent or more of our Units are not required to file information regarding their holdings with the SEC. Furthermore, our obligation to file publicly available reports containing annual and quarterly financial statements and other information about us with the SEC will be suspended after the filing of this report because we had fewer than 300 Unit holders on September 1, 2007. These factors, particularly the suspension of our obligation to file reports with the SEC, will significantly limit your access to financial and other information regarding us and our operations.
     Risks Related to Tax Issues
EACH PROSPECTIVE INVESTOR SHOULD CONSULT THE INVESTOR’S OWN TAX ADVISOR WITH RESPECT TO THE FEDERAL AND STATE TAX CONSEQUENCES OF AN INVESTMENT IN THE COMPANY AND IMPACT ON THE INVESTOR’S TAX REPORTING OBLIGATIONS AND LIABILITY.
     Tax classification of the Company as a corporation rather than as a partnership would result in higher taxation and reduced profits, which could reduce the value of your investment. The Company is organized as a Delaware limited liability company. Treasury Regulations promulgated under the Internal Revenue Code of 1986, as amended (the “Code”), provide generally that a limited liability company with more than one member is classified as a partnership for federal tax purposes unless the entity elects to be classified as an association taxable as a corporation or the entity is considered a publicly traded partnership. No election has been or will be made for the Company to be treated as an association taxable as a corporation for federal income tax purposes and, as described more fully under “Material Federal Income Tax consequences of Owning Units” below, the Company will endeavor to avoid classification as a publicly traded partnership. Accordingly, the Company should be treated as a partnership for federal income tax purposes. This means that the Company will pay no federal income tax. Rather, all income, gain, loss, deduction and credit will be passed through to Unit holders and Unit holders will pay federal income tax on their allocated shares of our net income.
     If for any reason it were determined that the Company should be classified as a corporation rather than as a partnership for federal tax purposes, the Company itself would be taxed on its net income at rates of up to 35 percent, and all items of Company income, gain, loss, deduction and credit would be reflected only on the Company’s tax returns and would not be passed through to Unit holders. In addition, any distributions the Company makes to Unit holders would be treated as ordinary dividend income to the extent of the Company’s earnings and profits, and the payment of dividends would not be deductible by the Company, thus resulting in double taxation of such earnings and profits. If the Company were subject to tax as a corporation, it would have less cash to distribute to Unit holders.

     You may not be able to fully deduct your share of our losses or your interest expense. It is likely that a Unit holders’ interest in the Company will be treated as a “passive activity” for federal income tax purposes. In the case of Unit holders who are individuals or personal service corporations, this means that a Unit holder’s allocable share of any net tax loss incurred by the Company will be deductible only against the holder’s income or gains from other passive activities, (e.g., investments in S corporations and partnerships that conduct business in which the Unit holder does not materially participate). Some closely held C corporations are subject to less restrictive passive loss limitation rules. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. Suspended losses that have not previously been used to offset passive income generally may be deducted upon disposition of a taxpayer’s entire interest in a passive activity to an unrelated person in a taxable transaction.
     Your tax liability from your share of the Company’s taxable income may exceed any cash distributions you receive, which means that you may have to satisfy this tax liability using your personal funds. Because the Company should be classified as a partnership for federal income tax purposes, the Company does not expect to pay any federal tax. Rather, all of the Company’s profits and losses will pass through to the Unit holders. Each Unit holder must pay tax on his or her allocable share of the Company’s net taxable income every year. Unit holders may not receive cash distributions from us sufficient to satisfy any tax liability associated with such pass-through income. This may occur for a variety of reasons, including the Company’s tax accounting methodology, lending covenants that restrict the Company’s ability to pay cash distributions, or a decision by the Company to retain cash fund business activities or other obligations. Accordingly, a Unit holder may be required to satisfy its tax liability out of the Unit holder’s separate funds.
     You may be subject to federal alternative minimum tax in the early years of our operations. While the Company has made no decision to adopt accelerated methods of depreciation, we may do so. If we do so, we anticipate that in the early years of our operation taxable income for alternative minimum tax purposes will exceed regular taxable income passed through to the Unit holders. Such excess alternative minimum taxable income passed through to you as a member may subject you to the federal alternative minimum tax. You are encouraged and expected to consult with your individual tax advisor to analyze and determine the effect of any alternative minimum taxable income you may be allocated in the early years of our operations.
     Any audit of our tax returns resulting in adjustments could cause the Internal Revenue Service to audit your tax returns, which could result in additional tax liability and expense to you. The Internal Revenue Service (“IRS”) may audit the Company’s tax returns and may disagree with the tax positions taken on the Company’s tax returns. The rules regarding partnership taxation are complex. If challenged by the IRS, the courts may not sustain a position taken by the Company on its tax returns. An audit of the Company’s tax returns could lead to separate audits of a Unit holder’s tax returns, particularly if adjustments are required. This could result in adjustments to a Unit holder’s separate tax returns and in additional tax liabilities, penalties, interest and expense.
     Risks Related to Conflicts of Interest
     There may be conflicts of interest in our business because we may have relationships with and may enter into transactions with our managers, officers and affiliates, which could impair an interested manager or officer’s ability to act in our best interest. Conflicts of interest exist in our proposed structure and operation and we may enter into transactions with our managers, officers and affiliates. Conflicts of interest could cause our managers and officers to put their personal interests ahead of those of the Company and our Unit holders. If our managers, officers and affiliates individually or collectively own a significant percentage of our Units, their voting power could increase the likelihood of conflicts of interest and reduce the ability of members to replace them as managers and officers. These conflicts of interest could harm our business and reduce the value of your Units.
     Some of the members of our board of managers own and operate farms which may sell corn to us on a regular basis when we commence operations. One of our managers is 50 percent owner and President of a company which operates a grain elevator from which we expect to purchase corn. Some of our managers also own shares in local cooperative elevators from which we expect to purchase corn and with which we expect to enter into corn purchase contracts on a regular basis. In addition, we presently rent our office facilities from a company which is owned by one of our managers and maintain some of our accounts at a bank for which one of our managers, serves as an officer. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

     Our managers and officers have other business interests that may receive a greater share of their time and attention than they will devote to us. Our managers and officers have other business interests and responsibilities that may be given priority over the time and attention that they are willing to devote to us. This could result in errors of management and governance that could adversely affect our operations, financial results and the value of your Units.
     Our consultants and contractors may have financial and other interests that conflict with our interests, and they may place their interests ahead of ours. Entities and individuals who we engage or may in the future engage as consultants and contractors will have financial interests that may conflict with our interests and the interests of our Unit holders. Each of our consultants and contractors is likely to be a creditor of ours, which could affect their advice and commitment of time and resources to us. In addition, our consultants and contactors may have commitments to and financial interests in other ethanol plants located in our geographic and market area. As a result, they may have a conflict of interest as they allocate personnel, materials and other resources to the plant and others. It is also possible that some of our consultants and contractors, or their affiliates, may invest in this offering, in which case they may be in a position to influence our decisions and actions in favor of their own interests.
     In particular, our EPC contractor and Delta-T will have a role of major importance in the development, construction and commencement of operations of the plant. The recommendations and actions of our EPC contractor, Delta-T and other consultants and contractors will be critical to our success and, if they place their own interests ahead of ours, we could be harmed as a result. Our EPC contractor, Delta-T and other consultants and parties who contract with us, or their affiliates, may have interests in other ethanol plants, as owners, creditors and in other capacities. Our EPC contractor and Delta-T may be involved in constructing other plants in our geographic area in the future and may have substantial financial interests in those plants. As a result, our EPC contractor and Delta-T may have a conflict of interest as they allocate personnel, materials and other resources to the plant and others. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
     Risks Related to Our Equity Offering
     We are selling the Units in our equity offering ourselves, without the assistance of an underwriter, which means that the offering may fail. We are not using an underwriter or outside placement agent to assist us in selling the Units in our equity offering. Other than subscriptions for Units totaling approximately $770,000 (as of November 26, 2007) that we have received since the commencement of the equity offering, we have no commitments from any prospective purchasers to subscribe for our Units. Our managers and officers have no broker-dealer experience and have limited or no experience with public offerings of securities. Although they are committed to dedicate the time necessary to bring our equity offering to a successful conclusion as quickly as possible, they have significant responsibilities in their primary occupations, principally farming, and consequently have limited time to devote to this offering. In addition, we have decided to refrain from holding any additional equity meetings until the beginning of 2008. Thus, there is no assurance that we will be successful in attracting investors for our Units or that our equity offering will be successful.
     We could encounter difficulties in collecting subscription proceeds represented by promissory notes. Investors in our equity offering are required to deposit at least 10 percent of the total purchase price for the Units they wish to purchase at the time they subscribe for Units in the offering and to submit a promissory note for the remaining balance. The promissory notes, which could represent as much as 90 percent of the total proceeds of our equity offering, will be due upon 30 days’ written notice from us after we have received the minimum $30 million in subscriptions required for the offering. The success of our equity offering will depend on the investors’ willingness and ability to pay the outstanding balances on their promissory notes. Although we may retain the initial cash payment and may seek damages from investors who default on their promissory notes, defaults could cause us to fall short of the equity investment we will require to obtain debt financing and complete our project.
Item 2. DESCRIPTION OF PROPERTY.
     We presently expect that the plant will be built on a site near Nevada, Missouri. It is located three miles west of Nevada and approximately 100 miles south of Kansas City. The location will give us access to regional supplies of corn and markets for our ethanol and distillers grains.

     The site is approximately 256 acres in size, allowing for easy placement of the facility footprint and the needed rail and road additions. This site can easily be served by road and rail transportation facilities and by sources of natural gas, electricity, water and other utilities. We expect that infrastructure capital expenses to obtain access to utilities and rail service will cost approximately $4 million. The site has sufficient room to allow us to expand our operations in future years, which would allow us to increase capacity to 100 mmgy capacity, including additional corn, distillers grains and ethanol tank farm storage.
     We have an option from individual landowners to acquire the site at a purchase price of $3,000 per acre payable two-thirds in cash and one-third in our Class A Units valued at $2.00 per Unit, the offering price in our equity offering. If we exercise the option we will be obligated to purchase at least 160 acres of the 256 acre site. If we acquire the entire parcel, the total cost will be approximately $768,000, payable in the form of $512,000 in cash and 128,000 Units. The option further provides that one of the sellers of the site will become a member of our board of managers after the closing of the purchase and allows the sellers farming lease rights to the portion of the site not used for the plant. We have already elected one of the sellers, E. Regar Todd, Jr., to our board of managers. The option expires on August 31, 2008. The option does not contain any provisions for extension, although it has already been amended once to extend its term from August 31, 2007 to August 31, 2008.
     Preliminary investigations indicate that the site appears to be suitable for construction of an ethanol plant. We are not required to obtain a zoning permit or reclassification to use our site for an ethanol plant. The Missouri Department of Natural Resources (“MDNR’) has the responsibility and authority to review our site and construction plans for purposes of compliance with Missouri environmental statutes and regulations and also with respect to historical and archaeological impacts. We have commenced the review process with the MDNR. In our cultural resource assessment, the MDNR found that there will be “no historic properties affected” by the Nevada site. We expect to receive our air permit by December 2007. We have completed a series of soil borings that indicate an excellent rock substrate to support the plant. Delta-T Corporation, with whom we have entered into an agreement to supply process technology for the plant, has indicated on a preliminary basis its approval of the site for purposes of the plant. Although various permits are required, we are optimistic regarding our ability to obtain all permits necessary to build the plant.
     We also have identified other possible sites that may be suitable for our use but we do not have options on any other sites. Accordingly, we presently believe and intend that the plant will be built on the Nevada site.
     If for any reason our Nevada site would prove unsuitable for the plant or if our option on that site expires before we have our equity and debt financing available to acquire that site, we may find it necessary to pay more than the option purchase price for the site or to locate an alternative site. There is no assurance that after full investigation we will determine that our Nevada site or any other site that we have identified will be suitable for the plant or be acquired for that purpose. Further, because of uncertainties in the permitting process and site-specific criteria, we may ultimately find it necessary to locate the plant on a site that has not yet been identified. A new site could be located outside Vernon County and could even be located outside the state of Missouri. Our board of managers reserves the right to change the location of the site for the plant, in its sole discretion, for any reason. We expect to continue the permitting process on our Nevada site, and, if necessary conduct investigations on other sites, including overall suitability for the plant, environmental matters and road and rail access considerations. Our goal, working with consultants, will be to confirm the suitability of and obtain permits for the Nevada site or identify the best alternative site for our use so we will be in a position to acquire the site immediately upon successful completion of our equity and debt financing.
     We may modify or change the location of the plant if we find another site that better suits our needs, or if we cannot obtain the necessary permits and approvals or utilities and other services, or cannot obtain them at a reasonable cost. Changing the location of the plant from the proposed site may increase the cost of the plant and delay construction and start-up operation of the plant. Certain events and conditions, including among others, delays, change orders we may submit and site conditions that differ from what we expect could lead to significant increases in the plant costs. Delays and changes are not uncommon in major construction projects. Increases in the cost of the plant will require us to procure additional debt financing, which may be difficult and expensive to obtain, or may not be available at all.

     We expect to enter into an agreement with Agra Industries, Inc. or another EPC contractor for the construction of the plant at the time we complete our equity and debt financing. The EPC agreement will set forth in detail the final design and construction services to be provided by the contractor. We have entered into a Phase 1 Consulting Agreement with Agra Industries to provide project development and preliminary engineering services related to the evaluation and development of the plant. The agreement contemplates Agra Industries and us entering into a letter of intent to execute an EPC agreement.
     There can be no assurance that we will not encounter hazardous conditions at the site. We will rely on our EPC contractor to determine the adequacy of the site for construction of our ethanol plant. We may encounter hazardous conditions at the chosen site that may delay the construction of the plant. We do not expect that our EPC contractor will be responsible for any hazardous conditions encountered at the site. Upon encountering a hazardous condition, our EPC contractor may suspend work in the affected area. If we receive notice of a hazardous condition, we may be required to correct the condition before continuing construction. The presence of a hazardous condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. If we encounter any hazardous conditions during construction that require time or money to correct, it may have a material adverse effect on our operations, cash flows and financial performance.
     We expect that substantially all of our tangible and intangible property will serve as collateral for the debt financing that we will incur to construct the plant.
Item 3. LEGAL PROCEEDINGS.
     In the ordinary course of our business, we may be named as a defendant in legal proceedings related to various matters, including worker’s compensation claims, tort claims and contractual disputes. In addition, the operation of the plant could give rise to litigation or administrative proceedings relating to nuisance, environmental matters and the like. We are currently involved in no legal proceedings and are not aware of any claims that could result in the commencement of legal proceedings. We intend to carry insurance that will provide protection against some types and amounts of claims that we might encounter.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our Unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter ended August 31, 2007.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS.
Market for Our Units
     There is no public trading market for our Units. In connection with our equity offering, we are offering Units at a price of $2.00 per Unit. As of August 31, 2007, we had 36 Unit holders of record.
Recent Sales of Unregistered Securities
     On September 8, 2006 we entered into an option to purchase real property with two individual joint landowners which gave us the option to acquire up to 232 acres of land as an ethanol plant site. The purchase price for the site is $3,000 per acre, payable two-thirds in cash and one-third in our Class A Units valued at $2.00 per Unit. The option further provides that one of the sellers of the site will become a member of our board of managers after the closing of the purchase and allows the sellers farming lease rights to the portion of the site not used for the plant. The original option expired on August 31, 2007. We entered into an Amendment to Option to Purchase Real Property on August 31, 2007, which extended the option until August 31, 2008 and increased the total acreage under option to 256 acres. If we acquire the entire parcel, the total cost will be approximately $768,000, payable in the form of $512,000 in cash and 128,000 Units.

     We believe that, if the purchase of the property is consummated and Units are issued to the sellers, the sellers will be accredited investors as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Exemption of the offering from registration under the Securities Act is claimed in reliance on Sections 4(2) and 3(b) of the Securities Act and Rules 505 and 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering. No commissions or other remuneration has been or will be paid in connection with the offer or sale of the Units. The sellers of the property will acquire the Units for investment only and not with a view to, or for sale in connection with, any distribution thereof. The sellers of the property were provided full information about the company and had access to any additional information desired concerning the company before the execution of the option. Our operating agreement provides that no transfer of the Units issued can be effected without the consent of our board of managers. The company, acting as transfer agent and registrar for the Units, will place a stop-order notation in the Unit issuance and transfer records with respect to the Units. In accordance with our operating agreement, the Units will be issued on an uncertificated basis.
Distribution Policy
     We have not declared or paid any distributions on the Units. We do not expect to generate earnings until after the plant commences operations, which is expected to occur approximately 18 months after we start construction. We cannot predict the amount of cash, if any, that we may generate from operations. Distributions are payable at times and in aggregate amounts determined by our board of managers in its sole discretion, subject to any loan covenants or restrictions imposed by senior and subordinated lenders. Subject to the availability of cash, the board’s discretion and lenders’ limitations, we intend to make cash distributions of “net cash flow” sufficient to discharge our members’ anticipated combined federal, state and local income tax liabilities (based on the board’s estimate of anticipated federal and Missouri statutory rates) arising from allocations to them of taxable income by us. Our board of managers may also declare further distributions from time to time. However, in the exercise of its discretion, our board of managers may elect to retain cash to finance operations, retire debt, improve the plant or expand our business. Consequently, we cannot provide any assurance that we will ever be able to make any cash distributions to our Unit holders or that we will not use available cash for other purposes.
     Distributions to holders of Class A Units will be made in proportion to the Units that each Unit holder holds relative to the total number of Class A Units outstanding. If Units of any other class are issued in the future, each Unit of that other class will have the distribution rights that are established for that class by the board of managers without member approval. “Net cash flow” means the gross cash proceeds of our operations less the portion thereof used to pay or establish reserves for all of our expenses, debts, obligations and liabilities including capital improvements, replacements, and contingencies, all as reasonably determined by our board of managers. Net cash flow is not reduced by depreciation, amortization, cost recovery deductions or similar allowances, but is increased by any reductions of reserves previously established. The definition of net cash flow may be amended by the affirmative vote of a majority of our board of managers without any approval by our members.
Use of Proceeds
     We have filed a registration statement on Form SB-2 with the SEC, which was declared effective on June 15, 2007 (Registration No. 333-139657), and commenced an equity offering following the filing of the definitive prospectus under Rule 424(b) of the Securities Act of 1933 on June 26, 2007. We also registered Units for sale in the states of Illinois, Kansas and Missouri. The equity offering is being made by our executive officers and managers, and no underwriter has been retained for the offering. Our executive officers and managers are not compensated for their activities in connection with the equity offering. As of August 31, 2007, we have incurred $562,775 in prepaid offering costs. These costs include direct costs related to the offering such as legal fees, cost of meetings and materials and related costs associated with our equity offering. The offering is for a minimum of 15 million Units and a maximum of 40 million Units at a purchase price of $2.00 per Unit. There is a minimum purchase of 10,000 Units to participate in the equity offering with additional Units to be purchased in increments of 5,000 Units. The minimum aggregate offering amount is $30 million and the maximum aggregate offering amount is $80 million. All proceeds from the equity offering have been placed in escrow. Subscriptions will be held in escrow until we receive (a) $30 million or more in offering proceeds in cash, consisting of initial cash payments and cash payments on promissory notes, exclusive of interest, and (b) written commitments from lending sources to provide senior and subordinated debt which, combined with the offering proceeds and funds received or receivable from our previous equity offerings, grants and other resources, would equal at least $120 million. Therefore, for the period covered by this report, we did not receive or use any net offering proceeds.
Purchases of Equity Securities
     We did not purchase any of our equity securities during the quarter ended August 31, 2007.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
     This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of the plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” This may occur as a result of many factors, including those set forth in Item 1, “Description of Business—Risk Factors.” The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.
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
     We intend to plan, develop, construct and operate a 54 million gallon per year corn-based dry mill fuel-grade ethanol plant near Nevada, Missouri. The ethanol plant is expected to process approximately 19.3 million bushels of corn per year into 56.7 million gallons of denatured ethanol and approximately 172,000 tons of distillers grains each year. Our expected design or “nameplate” capacity is 54 mmgy of undenatured or “pure” ethanol. After adding a denaturant, such as gasoline, to the ethanol to make it unsuitable for use other than as a fuel, the total volume of denatured ethanol produced by the plant is expected to be 56.7 mmgy. All references in this report to the plant capacity and operations use our denatured capacity. References to capacity in the ethanol industry generally frequently do not differentiate among design capacity, denatured production capacity and actual production.
     We are a development-stage company with no revenues from operations. To date, we have devoted our efforts principally to planning our proposed project and related activities. We will not generate revenue until we complete construction of the plant, which we are targeting for the first quarter of 2010, or earlier if possible. We intend to use the proceeds of our equity offering to pay for a portion of the development, construction and start-up costs we expect to incur in connection with the construction and operation of the plant. We will also need a significant amount of debt financing in order to complete the plant.
     In June 2006, we raised $475,000 from the 11 managers then serving on our board to fund our initial development expenses. In August 2006 we raised an additional $1.53 million in development funds from four managers and 25 additional accredited investors. We filed a registration statement on Form SB-2 with the SEC, which was declared effective on June 15, 2007, and commenced an equity offering following filing of the definitive prospectus on June 26, 2007. The prospectus contemplates a minimum offering amount of $30 million and a maximum offering amount of $80 million. Assuming we raise $30 million to $80 million in equity from the offering and obtain commitments for the debt financing necessary to supplement our equity, we hope to close on our debt financing and obtain all necessary construction permits by May 2008. However, it is possible that we will be unable to raise the necessary equity or obtain debt financing by such date or at all, in which case the project will be delayed or terminated. We expect the time required to progress from groundbreaking to mechanical completion of the plant to be approximately 18 months. We estimate the total capital required to construct the plant and commence operations to be approximately $120 million. This includes an estimated $88 million construction cost under an EPC agreement plus approximately $32 million for other capital expenditures, working capital and reserves.
     We expect that the plant will use a dry milling process to produce fuel-grade ethanol as its main product and distillers grains as a co-product. The plant will have a design capacity to produce 56.7 mmgy. In addition, we expect the plant will produce approximately 172,000 tons of distillers dried grains with solubles and approximately 160,000 tons of carbon dioxide each year. The plant will consist principally of a storage and processing area for corn, a fermentation area composed mainly of fermentation tanks, an ethanol storage and loading area, a drying unit for processing the distillers dried grains, a storage and loading plant for distillers grains, truck scales for weighing incoming corn and outgoing distillers grains, and an administrative office.
     Until the plant is operational, we will generate no revenue. We anticipate that our losses will continue to increase until the plant is operational.
Plan of Operations Until Plant Start-Up
     From the present to the first quarter of 2010, or earlier if possible, we will be actively involved in six principal tasks:
(1)	Raising our equity and securing debt capital;

(2)	Acquiring and preparing the site;

(3)	Completing construction agreements and securing necessary permits;

(4)	Constructing the plant;

(5)	Arranging and negotiating agreements for the purchase of corn, natural gas and other needs and for marketing our ethanol and distillers grains; and

(6)	Hiring and training management and operating employees.
     Assuming that we successfully complete our equity offering and obtain adequate debt financing, we believe that we will have sufficient cash resources to cover all of our expenses associated with the construction and commencement of operations of the plant, including site acquisition and development, installation of road and rail access and utilities, application for and receipt of permits, equipment acquisition and plant construction. We also believe that we will have sufficient operating capital to cover our staff, office, audit, legal, compliance, training and other start-up expenses during this period. We estimate that we will need approximately $120 million to complete the project.
     Equity and Debt Capital
     We expect that the project will cost approximately $120 million. We have already received $2,005,000 in proceeds from development and seed capital financings and (including our predecessor Barton County Ethanol Project Steering Committee) have been awarded approximately $495,000 in grants. In our equity offering, we plan to raise a minimum of $30 million and a maximum of $80 million. Depending upon the amount of equity capital raised in our equity offering, we would need to raise an additional $37.5 million to $87.5 million in debt financing. We anticipate that if the equity we raise is in the range of $30 million to $80 million, senior debt financing in the $37.5 million to $75 million range may be available. If the equity raised is closer to the $30 million minimum, senior debt lenders may be unwilling to provide all of the debt financing required by us and we would likely find it necessary to supplement the senior debt financing with subordinated debt in an amount of $12.5 million or more.
     Site Acquisition and Development
     We presently expect that the plant will be built on a site near Nevada, Missouri. We have an option to acquire that site at a purchase price of $3,000 per acre payable two-thirds in cash and one-third in our Class A units valued at $2.00 per Unit, the offering price in our equity offering. The site is approximately 256 acres in size, and if we exercise the option we will be obligated to purchase at least 160 acres. If we acquire the entire parcel, the total cost will be approximately $768,000, payable in the form of $512,000 in cash and 128,000 units. The option further provides that one of the sellers of the site will become a member of our board of managers after the closing of the purchase and allows the sellers the right to lease for farming purposes the portion of the site not used for the plant. The option expires on August 31, 2008. The does not contain any provisions for extension, although it has already been amended once to extend its term from August 31, 2007 to August 31, 2008.
     Preliminary engineering reports indicate that the site is suitable for construction of an ethanol plant. Further investigations relating to environmental and archeological conditions are under way. We are not required to obtain a zoning permit or reclassification to use our site for an ethanol plant. Although other permits are required, we are optimistic regarding our ability to obtain all permits necessary for us to build the plant. Delta-T Corporation has indicated on a preliminary basis its approval of the site for purposes of the plant. We have identified other possible sites that may be suitable for the plant, but do not have options on any of those sites. Accordingly, we presently believe and intend that the plant will be built on the Nevada site.
     Our Nevada site is located three miles west of Nevada, in Vernon County, Missouri. Our discussions with local utility providers have led us to believe that the estimated costs to bring natural gas and electricity to our site is approximately $5.5 million for the natural gas infrastructure and connection fees and approximately $750,000 for electrical transmission lines and connections. Water supplies and fire protection cost is estimated at $1.5 million, including an estimated cost of $50,000 for each of the two wells that we plan for our site. Our cost to complete rail lines and access to the Missouri & Northern Arkansas Railroad Co. is estimated at $3 million. Our site is approximately 256 acres in size, allowing for easy placement of the facility footprint, tank farm and the needed rail and road additions, which we estimate will occupy 132 acres. This would leave approximately 124 acres for future expansion of our operations, which would allow us to double the plant capacity, including additional corn, distillers grains and ethanol tank farm storage.
     Missouri tax incentives that may be available to the plant include investment tax credits, jobs tax credits, sales tax exemptions on construction materials, exemptions from taxes on utilities used and an exemption from taxes on interest on funds borrowed by us. The incentives will depend on the site chosen for the plant and could be repealed in the future. However, we do not consider state tax incentives essential to our budget or business plan, and the availability or lack of tax incentives is not the most important consideration in our selection of a site.
     If for any reason our Nevada site would prove unsuitable for the plant or if our option on that site expires before we have our equity and debt financing available to acquire that site, we may find it necessary to pay more than the option purchase price for the site or to locate an alternative site. There is no assurance that after full investigation we will determine that our Nevada site or any other site we have identified will be suitable for the plant or will be acquired for that purpose. A new site could be located outside Vernon County and could even be located outside the state of Missouri. Our board of managers reserves the right to change the location of the site for the plant, in its sole discretion, for any reason. We expect to continue the permitting process on our Nevada site and, if necessary, conduct investigations on other sites, including overall suitability for the plant, environmental matters and road and rail access considerations. If we are required to locate a site other than our Nevada site, our site acquisition and plant construction schedule could be delayed. Our goal, working with consultants, will be to confirm the suitability of and obtain permits for the Nevada site or identify the best alternative site for our use so we will be in a position to acquire the site immediately upon successful completion of our equity and debt financing.
     Before or upon acquisition of the plant site, we expect to enter into agreements for site preparation, road access and upgrading, utility services, and rail access and service. This work would commence as soon as practicable after execution of the agreements and would continue during the construction of the plant. Prior to completion of our equity and debt financings, this work would be funded using the proceeds of our development and seed capital financings. We believe that our existing funds will permit us to continue our preliminary activities through the end of our equity offering. If we are unable to obtain other funds, we may need to discontinue operations.
     Construction Agreements and Permits
     We expect to enter into an agreement with Agra Industries, Inc. or another EPC contractor that will provide for the construction of the plant. We have entered into a Phase 1 Consulting Agreement with Agra Industries to provide project development and preliminary engineering services related to the evaluation and development of the plant. The agreement contemplates Agra Industries and us entering into a letter of intent to execute an EPC agreement. We anticipate that the EPC contractor will prepare engineering diagrams and drawings for our site, plant, utilities and process systems; assist us in obtaining permits for the construction of the plant; establish final project specifications; and establish contract documents and contract pricing and place orders on our behalf for equipment, particularly equipment with lengthy order lead times.
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
     We expect to work with Agra Industries on the preliminary and final designs of the plant so construction may be commenced as soon as possible following successful completion of our equity and debt financings. Concurrently, we will seek necessary construction permits, environmental permits and other contracts and permits necessary for the construction of the plant. If we are unable to reach an agreement with Agra Industries or another EPC contractor or if any critical agreement or permit is unavailable to us on reasonable terms, we may need to seek alternatives, which could delay our operations, affect our ultimate success or even curtail our business objectives.
     Plant Construction and Start-up of Plant Operations
     Construction of the plant will include completion and approval of the final design for the plant; final site preparation; installation of underground piping, conduits and footings; structural framing; installation of tanks, equipment and aboveground piping; enclosing structures; installation of outside yard facilities, loading docks and related structures; and a variety of other tasks. The construction phase will include testing of the plant through certification by the construction engineers. Commencement of operations will include training of plant operations personnel and incorporation of operational testing, quality control and safety procedures. We expect to complete construction of the plant approximately 18 months after completion of our equity offering, execution of loan agreements for our necessary debt financing and receipt of construction permits for the plant.
     Pre-construction engineering, which includes completion of the design for the plant, was commenced by Delta-T in December 2006 and was substantially completed in June 2007 at a cost of approximately $75,000. We have retained Agra Industries to provide project development and preliminary engineering services with a $150,000 deposit, which must be maintained, against which Agra Industries is authorized to draw funds in payment of invoices. We expect to receive our air permit in December 2007. We have been informed by officials at Vernon County that no construction or other permits other than our construction stormwater discharge permit are necessary to commence construction. We intend to apply and obtain our construction stormwater discharge permit after we acquire our site. We expect to acquire our Nevada site after we reach financial close at a cost of approximately $512,000 in cash plus issuance of 128,000 Units to the sellers. We have completed all site preparation work and expect to commence construction after we reach financial close, which we anticipate to be in May 2008. Some of these expenditures have been or will be funded with existing cash resources.
     We are continuing discussions with potential debt financing sources with a view to receiving a debt financing commitment letter before, upon or very shortly after completion of the equity offering. Although there is always the possibility of delay in one or more facets of our schedule, our goal will be to complete our equity offering, secure our debt financing commitment letter, secure our air emission and construction permits, complete negotiations and sign our EPC plant construction agreement, and negotiate and sign our definitive debt financing agreements in May 2008. If we were able to complete these tasks by May 2008, we believe that our EPC contractor would be able to move its crews and equipment to our site and commence construction in June 2008. However, it is possible that we will be unable to raise the necessary equity or obtain debt financing by such date or at all, in which case the project will be delayed or terminated.
     The construction process will commence with the completion of final grading for all plant structures and our tank farm, installation of underground plumbing and construction of footings and other concrete work. Subject to weather conditions, we expect that this work can be completed in approximately one month, at an aggregate cost of approximately $4.8 million. Immediately thereafter, construction of our ethanol distillation facilities and other structures will continue, a task that will take approximately 18 months at an estimated cost of $88 million.

Throughout these phases of construction, work would continue on our railroad access, including installation of sidings and switches, with completion expected approximately four months after the commencement of construction at an estimated cost to us of $3 million.
     During construction, six months will be dedicated to the installation of piping and wiring, erection of our tank farm and installation of process and other equipment. Including related labor, piping will cost approximately $7.6 million; electrical wiring, instrumentation and controls about $4.2 million; the tank farm $7.5 million; and equipment, which is the largest single category, approximately $52 million. The final phase of construction, extending to include an additional month of work, will include the installation of heat tracing equipment and insulation, office build-out, painting and landscaping at a total cost of approximately $1.65 million. During this extended period, we and our EPC contractor will also commence the process to obtain our operating permits, which will involve preparing and submitting applications, working with regulatory authorities and coordinating site inspections and preliminary equipment testing.
     With construction complete, we will move to the plant start-up phase, which will involve complete start-up and testing of all equipment and facilities, including any adjustments necessary. This process will take approximately two months and will cost approximately $2.75 million. Assuming the availability of final operating permits, and following a final capacity test run and certification by our construction engineers, the plant will be turned over to us for the commencement of commercial operations. If we were able to start construction in June 2008, we would anticipate commencement of operations in the first quarter of 2010.
     Supply and Marketing Agreements
     We expect to confirm sources of supply for the operating requirements of the plant and markets for our products. In particular, we intend to consider ways to assure the supply and price of corn for the plant, which might include supply or purchase agreements and hedging instruments and accounts. We also expect to negotiate agreements for supplies of natural gas, electricity and other operating needs. We intend to survey local, regional and national markets for our ethanol and distillers grains and may enter into marketing agreements for the sale of those products.
     We expect to retain a corn procurement consultant to assist us in sourcing of our corn requirements. The corn procurement company may purchase corn specifically for the plant, particularly when corn is available at attractive prices in our local and regional market. Some corn procurement companies enter into direct agreements with major corn suppliers on behalf of multiple clients. In that case, purchases for the plant will be part of the overall corn procurement program of our corn procurement company. In general, the corn procurement company will have the responsibility to manage the supply of corn for our use.
     We also expect to contract with a marketing company or companies to market the ethanol and distillers grains produced by us. The ethanol produced by the plant may be marketed for us directly or may be marketed on a pooled basis by the marketing firm. A separate company may market the distillers grains produced by the plant. If a market is available, we may establish collection facilities for the carbon dioxide we produce and arrange to sell that as well.
     Our board of managers will assist the procurement and marketing companies when needed to establish contacts with potential suppliers of corn and potential purchasers of ethanol and distillers grains in our local and regional markets.
     Management and Operating Employees
     During the period that the plant is under construction, we expect to hire experienced management personnel to supervise the operations of the plant and employees to staff all aspects of our operations. We will need general management experience in all facets of ethanol production, including a general manager who will be responsible for all aspects of our operations and a plant manager who will be primarily responsible for the day-to-day operations of the plant. The general manager will begin employment before we complete construction of the plant. The balance of our employees will also be hired and trained before we commence operations of the plant. We expect that Delta-

T and our EPC contractor will provide training for operations personnel and onsite, startup assistance as we commence operations.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     Ethanol, Gasoline and Corn Prices
     Although ethanol and corn markets have similar supply and demand elasticities, the similarity stops there because the corn market has been characterized by very high production and burdensome supplies while energy and ethanol have growing demand and diminishing supplies. That contrasting supply scenario has created the ethanol market opportunity of the last decade. However, there can be no guarantee the supply relationship will not invert for short or even long periods of time due to, among other things, weather, political, environmental and tax policies, international events, economic factors and new technologies.
     Most of the time, the trend in corn prices and the trend in ethanol prices show no correlation. Historically, wholesale ethanol prices tend to follow wholesale gasoline prices. Corn prices have shown a tendency to be high for a relatively short period of time (less that a year) before trending lower in longer periods (multiple years) due to increased acreage and production stimulated by price. The current increase in demand for corn attributed to the rapid expansion of ethanol production has resulted in relatively high corn prices. Assuming this demand does not decline over the next few years, corn prices may balance out at a level that may be above 10-year historical averages. Corn prices will be highly dependent on the effect of increased acreage allocated to corn and increased production stimulated by the increased price levels. Thus, it is not possible to predict with assurance whether current high corn prices will remain high, continue to rise due to increasing demands for feedstock by the ethanol industry or decline as the market adjusts to new conditions.
     The lack of correlation between corn prices (approximately 60 percent of our anticipated cost of operations) and ethanol prices (approximately 85 percent of our expected revenue) is a significant risk of our ethanol production business. Good risk management practices will help mitigate some of this risk with hedges of corn prices and ethanol prices on the Chicago Board of Trade together with forward price contracts with end users of our ethanol production.
     After being stable for many years, energy prices in general have become more volatile in the past decade. As pricing highs and lows are established within that volatility, they have behaved in a manner similar to the corn market, as the highs tend to be short lived (less that a year), because price stimulates production rather quickly, whereas lows in the market tend to prevail for longer periods as production is slowly curtailed and demand begins to recover. Significant price impacts can be stimulated by slight changes in supply and demand. The prices of all petroleum-based fuels have also been influenced by political uncertainties that affect world markets.
     Corn Acreage Trends
     In the past two decades, corn acreage in the United States has varied between 75.7 million acres and 84 million acres. Shifts from one year to the next have not been dramatic and have been as much a function of government support programs as corn prices. Crop rotation has traditionally supplied the most palatable economics for corn producers and they have been reluctant to change those rotations. Corn demand in the domestic markets has been increasing but corn demand in export markets has been somewhat stagnant. In the past, rising long-term yield trends have met increases in demand with reasonably constant corn acreage. Some corn producing regions that have a production or market advantage have increased continuous corn acres in the last five years, but that has been offset by reduced corn acres in more marginal production areas. Technology improvements are making it possible to produce continuous corn in the future with greater competitive advantage against rotations, and with more drought and stress tolerance in marginal environments. That technology could swing corn acres dramatically higher if the economics dictated a need for those acres. The prices of energy, nitrogen, other fertilizers and similar inputs have increased significantly and are likely to continue to increase, resulting in negative returns for corn on marginal acres. This cost inflation is offsetting the advantages that continuous corn recently enjoyed in some areas.

     Studies by the U.S. Department of Agriculture (“USDA”) and the National Corn Growers Association conclude that current increasing demand trends for corn, due to ethanol industry expansion, are capable of being met by diverting production otherwise available for export, increasing yields on existing acreage, increasing acreage devoted to corn and modifying crop rotation cycles. Weather conditions exceeding normal variations, significant changes in government support programs for corn or rising energy input costs could negatively affect corn planted acreage without regard for demand by the ethanol industry. Increasing demands for soybean production in corn producing areas, based on demand from the biodiesel industry, could also impact corn acreage in the future. Changes in tillage, planting, pest control and hybridization technologies in both the corn and soybean industries may affect supplies in both markets by reducing crop rotations and increasing use of marginal growing environments. The USDA announced on June 29, 2007 that approximately 92.9 million acres of corn were planted in 2007, which is over 14.5 million acres (19 percent) more than was planted in 2006.
     Acceptance of Ethanol as a Substitute for Fuel
     Ethanol has been utilized as a fuel additive since the late 1970s, when its value as a product extender for gasoline was discovered during the OPEC oil embargo crisis. Ethanol achieved new status as a gasoline substitute with the development of flex fuel vehicles that are capable of utilizing an 85 percent gasoline blend (“E85”). Ford, General Motors and Chrysler have marketed over a half million flex fuel vehicles annually in the past 10 years.
     According to the U.S. Department of Energy, Energy Information Administration, in 2007 47 gasoline stations that sell ethanol in Missouri. Recent gasoline prices above $3.00 per gallon have increased E85 sales to flex-fuel vehicles. In 2006, the Governor of Missouri signed legislation that will require all gasoline sold in Missouri to be E10 when the price of ethanol is the same or lower than regular unleaded gasoline. The requirement takes effect on January 1, 2008.
     The new Missouri market for E85 functions as a substitute for gasoline in addition to the octane and oxygenate benefits to the consumer. That market could easily evaporate if E85 becomes priced close to or above regular gasoline. The E85 market outside the corn-producing areas of the Midwest is limited. It will likely take many years and a great deal of cooperation between automobile manufacturers and gasoline distributors, together with government incentives for infrastructure development, to create a viable substitute market in other areas of the country. As long as the oil industry is capable of producing enough product to satisfy demand, the market for ethanol as a substitute for gasoline will be price sensitive and insignificant compared to octane and oxygenate uses for ethanol.
     Competition from Future Construction
     There are currently 131 ethanol plants in production in the United States, with a capacity of over 7 billion gallons per year, and 82 more plants under construction or expansion with new capacity near 6.5 billion gallons per year. More than 100 other groups and companies across the United States are reviewing the opportunity for plant construction through feasibility studies or fundraising efforts. Expansion in the industry has been accelerating for the past five years and has been stimulated by the new Renewable Fuels Standard of 7.5 billion gallons per year by 2012. There are currently at least four potential new ethanol projects in Missouri, of which we are one. Such dynamic expansion is accompanied by substantial and accelerating capital flows into the industry. This rapid expansion leads to many uncertainties in the industry regarding future profitability, corn supplies, ethanol markets and distillers grains markets.
     Feasibility studies for new or expanding plants identify the sources of feedstock and the potential price increases that may occur with the development of the project. The criteria for evaluating those studies are not always consistent from project to project, and there could be projects that build close to us that are willing to accept more risk in the marketplace and operate with a cost structure quite different from ours. The development of such a project within our corn origination area could negatively impact our ability to source feedstock locally at an acceptable price. Development in other areas of Missouri and in neighboring states could impact our ability to ship corn in from other areas at acceptable prices and freight rates.
     Rapid expansion of the industry is taking place, mostly in the corn belt, and is providing ethanol supplies in that geographic area that will far exceed demand. Access to high-volume long-haul transportation via rail or barge is becoming more essential to all plants because of competition. Yet transportation may not always be available when needed due to cost and overcrowding of the transportation infrastructure. Professional marketers tend to have facilities in specific locations instead of scattered throughout the market potential. Other plants may be closer or have cheaper transportation to the markets available to the marketer we choose. Ethanol supplies have increased to the detriment of price in the past and could do so in larger volumes and in more locations with increasing frequency.
     Distillers grains has enjoyed an increase in demand in the recent past that has generally kept pace with increased production. However, there have been times when the price for distillers grains had to decline substantially in relation to other protein sources to stimulate new users to try the product. Price competitiveness has to be maintained against other protein sources, but market share gained has usually been maintained. A feasibility study prepared for us by BBI International in 2006 indicated there were sufficient livestock numbers in Missouri to support all of the distillers grains production from more than 10 ethanol dry mills. Six plants have recently been built in Missouri. With all of the potential construction that could become competition for that market, our ability to market substantial quantities of distillers grains locally is limited. Access to national and export markets will be essential, and transportation infrastructure by rail and barge will also be necessary. Distillers grains must be transported in rail cars designed specifically for handling its compaction characteristics. Those cars have been in short supply, and a rapidly expanding industry will put more pressure on that resource.
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
     The quality of distillers grains has been an issue in previous years with customers. Although we expect to produce a high quality product, other new plants will also be striving for high quality.
     Fractionation of the corn to create higher valued distillers grains products to serve specific markets, as well as extracting other value products, such as corn oil and other protein structures, is being researched and promoted by the land grant universities and several private companies. Although the various processes being promoted have not been successful on a large scale in dry mill production, some of those processes may be successful in the future and give a market advantage to those who invest the capital and assume the risks of a new market. Those products could change the dynamics and logistics of the distillers grains market and affect our profitability.
     Research by distillers grains marketers, ethanol producers, universities, commodity organizations and private companies is focused on the many potential uses for distillers grains or its components. Some of that research may yield significant new uses for the product, but capital investment and risk venture relationships will be needed to take advantage of those opportunities. Our competitors may be in a better financial position to capture those opportunities.
     Air Pollutant Emissions
     The production of ethanol will result in various air emissions produced by the distillation process and the combustion process used to generate steam. The plant will generate steam using natural gas as its fuel source. Carbon dioxide is emitted in the combustion of natural gas, but it has not been considered a pollutant by the EPA and is not presently being regulated. The regulated pollutants will be controlled through the combined use of finely tuned combustion processes and control technologies that meet federal and state requirements.
     The distillation process will produce various types of volatile organic compounds that will be reduced through pollution control equipment to meet limits established by the EPA and MDNR.
     We are required to obtain a construction permit from the MDNR before beginning construction of the plant and must also obtain an operating permit once construction and emission testing is completed. We expect that all permitting will be done with the plant categorized as a minor source in accordance with federal and state definitions.

     Construction and operation of the plant will be allowed only if we can demonstrate that it can be in continuous compliance with all applicable regulatory requirements. Once in operation, it will be subject to record-keeping and reporting requirements as well as periodic on-site inspections. If it violates any provision of its permit, the plant will be subject to enforcement action, which can include substantial fines and possible closure.
     Carbon Dioxide as a Pollutant
     We will produce carbon dioxide as a by-product of the distillation process used in the production of ethanol. In addition, because ethanol itself contains carbon, it will also produce carbon dioxide when it is burned, similar to gasoline. A study by the Argonne National Laboratory (January 1999) shows that the combustion of ethanol releases less carbon dioxide than the combustion of unleaded gasoline.
     The burning of natural gas at the plant to produce steam will emit carbon dioxide. Carbon dioxide is not presently considered a criteria pollutant by the EPA and there is no established health impact from the release of carbon dioxide. Consequently, there is no current federal or state requirement to control carbon dioxide emissions.
     Some members of the scientific community and organization contend that carbon dioxide and other heat-trapping emissions are responsible for global climate change. Designation of carbon dioxide as a criteria pollutant would enable the EPA to regulate emissions of carbon dioxide in the United States to conform to a domestic standard or to an international treaty restricting those emissions, such as the Kyoto Protocol. The Kyoto Protocol would require the United States to reduce its greenhouse gas emissions by 7 percent to 93 percent of 1990 levels by 2010. However, the U.S. Senate rejected the Kyoto Protocol and the EPA determined it did not have authority to regulate carbon dioxide. Twelve states and several environmental activists sued the EPA over its decision but the U.S. Court of Appeals ruled in favor of the EPA in July 2005. On April 2, 2007, the U.S. Supreme Court ruled that the EPA has the authority to regulate emissions of carbon dioxide and other greenhouse gasses. We cannot predict the effect of this ruling or the effect of future regulations or legislation relating to carbon dioxide emissions as they may relate to the plant or its operations.
     In July 2004, eight states and the city of New York sued five of the largest carbon dioxide emitters. The lawsuit sought to require the companies to reduce the amount of carbon dioxide pollution and did not seek monetary damages. In September 2005, a federal judge dismissed the lawsuit, stating the president and Congress, not the judiciary, should consider such a broad environmental policy. The case was argued on appeal before the U.S. Court of Appeals in June 2006.
     It is possible that future requirements could emerge that would require control or mitigation of some or all of the carbon dioxide emissions from the plant or impact the use of ethanol as a fuel. Such regulations would likely have wide ranging national applicability impacting fuel combustion sources of all types, including power generation facilities and motor vehicles. Additionally, several states, regions and governors’ consortiums within the United States have grouped together to establish greenhouse gas reduction targets, develop cap-and-trade mechanisms to help achieve those reduction targets, establish systems to enable tracking, management, and crediting for entities which reduce greenhouse gas emissions, and develop and implement steps to achieve these reduction targets. While the potential impact of these efforts on our operations is currently uncertain, we continue to monitor their progress as their outcome may have an economic impact on our business, particularly if we are forced to control the carbon dioxide emissions from the plant.
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

     As of August 31, 2007, we had cash and cash equivalents of $833,736 and total assets of $1,869,735. As of August 31, 2007, we had current liabilities of $64,127, which consist of accounts payable. Since our organization through August 31, 2007, we have generated no revenues from operations. Operating expenses for the fiscal year ended August 31, 2007, attributable primarily to start-up business expenses and professional fees, were $298,028. We have an accumulated loss of $296,436. Total members’ equity as of August 31, 2007 was $1,805,608. From our inception, we have raised a total of $2,005,000 in development and seed capital, which we have used to fund our organization and operations. Our total assets include $562,775 of prepaid offering costs relating to our equity offering. The prepaid offering costs will be netted against the proceeds received from the offering after we issue units, or if we do not complete the sale of any units, the costs will be expensed. We believe our cash and cash equivalent resources will be more than adequate to finance our operations for the next 12 months or until completion of the equity offering. We are dependent on the successful completion of the offering and additional debt financing to fund the construction of the plant and future operations.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $120 million. We plan to finance the project with the proceeds from our equity offering and debt financing combined with the proceeds of our prior development and seed equity financings and grants we received. We are seeking to raise a minimum of $30 million and a maximum of $80 million of equity in the offering. The amount of debt financing that we will require depends on the results of the offering. We anticipate that we will need approximately $87.5 million in debt financing if we raise the minimum amount offered in our equity offering and approximately $37.5 million if we raise the maximum amount offered. We have commenced discussions with prospective lenders for the debt financing that we need, but have no commitments for the debt financing. Completion of the plant depends on our ability to complete our equity offering successfully and raise the amount of debt financing that we require.
     We intend to seek our senior debt financing from a major bank, which may act as a lead lender with participating loans from other banks. We expect the senior debt will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect the loan will be secured by all of our real property and substantially all of our other assets, including inventories and receivables. In addition to repaying the principal, we expect to pay interest on the loan at market rates for loans to startup ethanol projects, plus annual fees for maintenance and oversight of the loan by the lead lender. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may need to seek subordinated debt financing, which could require us to issue warrants for the purchase of additional units. We intend to capitalize all of our interest during the construction period until we commence operations, and do not anticipate that we will be required to make any payments on our debt until we construct the plant and begin producing ethanol. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.
     We have no commitments or agreements from any bank or other financial institution or lender to supply our debt financing. There is no assurance that we will be able to obtain the debt financing in the amount that we will require or that the terms of any available financing will be acceptable to us. Our ability to construct the plant and implement our business plan will depend on the successful completion of our equity offering and receipt of adequate debt financing. Any failure to acquire needed financing would likely require us to cease operations and liquidate.
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

Operating Expenses
     For the fiscal year ended August 31, 2007, including the prior operations of the Barton County Ethanol Project Steering Committee, we have incurred an accumulated loss of $296,436. The loss was funded by the proceeds of our previous capital financings totaling $2,005,000, grants totaling $161,523 and interest income of $65,285. The expenses resulting in the loss were principally organizational and administrative expenses.
     When the plant nears completion, we expect our operating expenses to increase, including expenditures for supplies, utilities and salaries for administration and production personnel. We also expect to incur significant expenses relating to financing and interest. We have allocated funds in our capital structure for these expenses, but we cannot be certain the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
Fiscal Year-End Financial Results
     The following tables summarize information from our financial statements. Because we are in the development stage, we have no revenues from operations. You should read these tables in conjunction with our financial statements and the notes thereto contained in this report.
Statement of Operations Data:

			From Inception
	Fiscal Year	Fiscal Year	(September 24, 2003)
	ended	ended	to
	August 31, 2006	August 31, 2007	August 31, 2007
Revenues	$0	$0	$0
Other Income	$21,244	$158,063	$226,808
Expenses	$179,566	$298,028	$523,244
Loss Accumulated during Development Stage	$158,322	$139,965	$296,436
Balance Sheet Data:

August 31, 2007
Assets:
Current Assets	$1,582,460
Property and Equipment, net	$263,402
Other Assets	$23,873

Total Assets	$1,869,735

Liabilities and Members’/Unit Holders’ Equity:
Current Liabilities	$64,127
Total Members’/Unit Holders’ Equity	$1,805,608

Total Liabilities and Members’/Unit Holders’ Equity	$1,869,735
     Our revenues from operations in the future will be derived principally from sales of ethanol.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Critical Accounting Estimates
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
     We expense all organizational and start-up costs as incurred. These costs relate to project coordinator expenses, consulting fees and professional fees incurred during the start-up phase.
     Expenses incurred in connection with our equity offering will be deferred until the offering is complete. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, these costs will be expensed.
Item 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and
Members of Ozark Ethanol, LLC
Liberal, Missouri
We have audited the accompanying balance sheet of Ozark Ethanol, LLC (a development stage company) as of August 31, 2007 and the related statements of operations, members’ equity and cash flows for the years ended August 31, 2007 and 2006 and for the period from September 24, 2003 (inception) through August 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ozark Ethanol, LLC as of August 31, 2007 and the results of its operations and its cash flows for the years ended August 31, 2007 and 2006, and for the period from September 24, 2003 (inception) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly LLP
Minneapolis, Minnesota
November 29, 2007

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
BALANCE SHEET
August 31, 2007

ASSETS

Current Assets
Cash and cash equivalents	$833,736
Prepaid project development costs	158,134
Prepaid insurance	27,815
Prepaid offering costs	562,775

Total current assets	1,582,460

Property, Plant, and Equipment
Office equipment	2,603
Construction in progress	261,059

263,662
Deduct accumulated depreciation	260

Total property, plant, and equipment	263,402

Other Assets
Land option	23,873

Total assets	$1,869,735

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$64,127

Total current liabilities	64,127

Members’ Equity
Membership interest	2,102,044
Deficit accumulated during the development stage	(296,436)

Total members’ equity	1,805,608

Total liabilities and members’ equity	$1,869,735

The accompanying notes are an integral part
of these financial statements

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
STATEMENTS OF OPERATIONS

			From September 24,
	Twelve Months	Twelve Months	2003 (Beginning of
	Ended	Ended	Inception) to
	August 31,	August 31,	August 31,
	2006	2007	2007
Revenue	$—	$—	$—

Operating Expenses
Organizational expenses	2,400	—	2,400
Start-up expenses	116,206	111,824	228,190
Travel expenses	7,766	16,084	23,850
Professional fees	53,194	170,120	223,314

	179,566	298,028	477,754

Other Income (Expense)
Grant income	21,244	92,778	116,033
Interest income	—	65,285	65,285

	21,244	158,063	181,318

Net income (loss)	$(158,322)	$(139,965)	$(296,436)

Basic and Diluted
Income (loss) per unit	$(0.663)	$(0.05)

Weighted Average Units
Outstanding basic and diluted	238,770	2,700,000

The accompanying notes are an integral part
of these financial statements

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

				Deficit
				Accumulated
				During the
		Per Unit	Membership	Development
	Units	Amount	Interest	Stage	Total
Balance at September 24, 2003	—	$—	$—	$—	$—
Units issued, January 29, 2004	14,400	0.25	3,600	—	3,600
Units issued, February 13, 2004	7,200	0.25	1,800
Net loss	—	—	—	(160)	(160)

Balance at August 31, 2004	21,600	0.25	$5,400	$(160)	$5,240
Units issued, June 23, 2005	2,400	0.25	600	—	600
Net income	—	—	—	2,011	2,011

Balance at August 31, 2005	24,000	0.25	$6,000	$1,851	$7,851
Units issued, February 28, 2006	4,000	0.25	1,000	—	1,000
Units issued, April 6, 2006	8,000	0.25	2,000	—	2,000
Units issued, April 27, 2006	4,800	0.25	1,200	—	1,200
Units issued, May 11, 2006	3,200	0.25	800	—	800
Units issued, June 28, 2006	396,000	0.25	99,000	—	99,000
Unit based compensation to board members (non-cash) (Notes 1 and 2), June 28, 2006	—	—	110,000	—	110,000
Units issued, June 28, 2006	730,000	0.50	365,000	—	365,000
Units issued, August 31, 2006 (Note 2)	1,530,000	1.00	1,530,000	—	1,530,000
Costs associated with raising equity	—	—	(32,996)	—	(32,996)
Net loss	—	—	—	(158,322)	(158,322)

Balance at August 31, 2006	2,700,000	0.77	2,082,004	(156,471)	1,925,533
Reimbursed costs associated with raising equity	—	—	21,150	—	21,150
Costs associated with raising equity	—	—	(1,110)	—	(1,110)
Net loss for the twelve months ended August 31, 2007	—	—	—	(139,965)	(139,965)

Balance at August 31, 2007	2,700,000	$0.77	$2,102,044	$(296,436)	$1,805,608

The accompanying notes are an integral part
of these financial statements

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
STATEMENTS OF CASH FLOWS

			From September 24,
	Twelve Months	Twelve Months	2003 (Beginning of
	Ended	Ended	Inception) to
	August 31,	August 31,	August 31,
	2006	2007	2007
Cash Flows from Operating Activities
Net income (loss)	$(158,322)	$(139,965)	$(296,436)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	110,000	—	110,000
Depreciation	—	260	260
(Increase) decrease in:
Grant receivable	(7,789)	7,789	—
Prepaid expenses and other current assets	(6,874)	(20,941)	(27,815)
Prepaid offering costs	—	(555,207)	(555,207)
Prepaid project development costs	(52,500)	(105,634)	(158,134)
Increase (decrease) in:
Accounts payable and accrued expenses	41,200	(33,531)	7,669

Net cash (used in) operating activities	(74,285)	(847,229)	(919,663)

Cash Flows from Investing Activities
Purchase of land option	—	(23,873)	(23,873)
Purchase of office equipment	—	(2,603)	(2,603)
(Increase) in construction in progress	—	(212,169)	(212,169)
Maturity of certificate of deposits	—	1,530,409	1,530,409
Purchase of certificate of deposits	—	(1,530,409)	(1,530,409)

Net cash (used in) investing activities	—	(238,645)	(238,645)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	—	—	18,000
Payments on short-term borrowings	—	—	(18,000)
Issuance of membership units	1,999,000	—	2,005,000
Cost of raising equity	(4,346)	(1,110)	(34,106)
Reimbursed cost of raising equity	—	(7,500)	21,150

Net cash provided by financing activities	1,994,654	(8,610)	1,992,044

Net increase in cash and cash equivalents	1,920,369	(1,094,484)	833,736

Cash and cash equivalents, Beginning of Period	7,851	1,928,220	—

Cash and cash equivalents, End of Period	$1,928,220	$833,736	$833,736

Non Cash Operating and Financing Activities
Prepaid offering costs in accounts payable	$12,500	$7,568	$7,568
Construction in progress in accounts payable	—	48,890	48,890
Cost of raising capital in accounts payable	28,650	—	—
The accompanying notes are an integral part
of these financial statements

OZARK ETHANOL, LLC
(A Development Stage Company)
Liberal, Missouri
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
Note 1 — Summary of Significant Accounting Policies
Nature of Business
Ozark Ethanol, LLC (a development stage Delaware limited liability company) currently located in Liberal, Missouri and plans to build a plant in Vernon County, Missouri, was organized to pool investors to build a 54 million gallon ethanol plant with distribution within the United States. As of August 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and financing activities.
The Company was formally organized as a limited liability company as of May 16, 2006. From September 24, 2003 to May 15, 2006, the Company operated as a general partnership with no formal partnership agreement.
Basis of Accounting
The Company uses the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. This method recognizes revenues as earned and expenses as incurred.
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
During the twelve month period ended August 31, 2007, costs related to the issuance of the private placement memorandum of $1,110 and offering costs reimbursed under grant agreements of $21,150 were charged to members’ equity. The Company has accrued $2,760 of these fees as of August 31, 2007, which is included in accounts payable on the balance sheet.
The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration is to offer units at a purchase prince of $2.00 per unit. The minimum offering is for $30,000,000 and the maximum offering is $80,000,000.
Note 3 — Grant Income
The Company received a grant from one entity, totaling $47,500, which was applied against the cost of conducting a feasibility study. During the year ended August 31, 2005, the Company received more grant reimbursements than expenses incurred. Through August 31, 2007, the grant has been recorded as other income and the costs related to the feasibility study are included in professional fees.
The Company has been approved for a grant in the amount of $148,000 with the State of Missouri Department of Agriculture and Small Business Development Authority (MASBA) to fund planning expenses related to building an ethanol facility. The grant required the Company to locate taxpayers to purchase state tax credits. A member of the Company advanced funds to allow the Company to initially purchase some of the tax credits. The tax credits were then sold to multiple taxpayers at which time the member was reimbursed. Through August 31, 2007, the Company had confirmation of approval and expended $148,000.

The Company has been approved for a grant in the amount of $299,900 with the State Department of Agriculture to fund general and administrative expenses related to building an ethanol facility. Expenses specific to the construction of the ethanol facility do not qualify for reimbursement under the terms of this grant. As part of the agreement related to the writing of this grant, 2% of the funds from the grant were paid to the grant writer as a contingent fee. Through August 31, 2007, the Company had not received or expended any amount related to this grant.
Note 4 — Related Party Transactions
The Company reimbursed members of its steering committee for travel and supplies. During the twelve month period ended August 31, 2007, the amount paid to members of the steering committee was $12,430. In October 2006, the Company received $509 of grant money as reimbursement for some of the travel expenses.
The Company leases its office facility from a member of its board of managers, under a month-to-month lease. During the twelve month period ended August 31, 2007, the Company incurred rent in the amount of $4,200 to the board member.
During the twelve month period ended August 31, 2007, the Company negotiated with a board member to perform day to day managements services, beginning on December 1, 2006. In accordance with the board resolution the Company agreed to a monthly payment of $3,500 and named the board member president. For the twelve month period ended August 31, 2007, the Company paid management fees in the amount of $31,500.
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
Note 6 — Commitments and Contingencies
The Company has signed a letter of intent with an unrelated entity to provide services to assist the Company with the design and engineering related to the construction of an ethanol production facility, including assisting the Company in assembling information, permits, agreements and resources necessary, developing project roles and responsibilities, developing and analyzing feasible alternatives, providing technical and economic data and strategic guidance to assist the Company in presentations to investors and financial institutions, and utilizing the entity’s experience in ethanol plant operations to help the Company develop a business plan. The Company pays a fee equal to $75,000, with the full balance due upon submittal of the air permit to the State of Missouri plus travel and other approved expenses. As of August 31, 2007, the air permit was filed and therefore $75,000 has been included in construction in progress on the balance sheet. The Company entered into a verbal amendment to the agreement that provides the unrelated entity will provide the Company with a water analysis for the supply of water for the ethanol plant. The Company will pay a fee of $20,000 upon completion of the water analysis. As of August 31, 2007, no costs have been incurred related to the amendment to the agreement. Upon obtaining financing for the ethanol plant, the Company agrees to enter into either a turnkey agreement for the construction of the ethanol plant facility or a technology transfer agreement in which the entity will provide engineering services required to complete the basic engineering design, review detailed engineering services performed by others and provide construction observation, manuals, training and start-up assistance services specified by the entity. The agreement may be terminated by either party in writing should there be a material breach of contract.
The Company entered into an agreement with an unrelated entity to provide services to assist the Company in its negotiation of contracts, planning of the equity marketing effort, securing debt financing and other responsibilities related to the development of the ethanol plant. The Company pays a monthly retainer of $10,000 per month plus travel expenses and other approved expenses. Upon closing of financing with the Company’s lender, the Company will pay a contingent fee of 1.25% of the total capitalized cost of the project, less the total amount of monthly retainers paid. This contingent fee is not payable if the Company does not close financing with a financial lender. As of August 31, 2007, the Company has paid $129,715, of which $9,715 is for travel expenses and $120,000 is the retainer. The total amount of the retainer will not exceed $120,000 without written modification to the contract. As of August 31, 2007, the Company has incurred travel expense fees of $1,080 and cost related to the issuance of the private placement memorandum of $2,760 related to the agreement. The Company may terminate the contract in writing should the entity fail to fulfill its obligations.
The Company authorized the project manager to spend $5,000 in the pursuit of an Enterprise Zone grant request and $15,000 in the pursuit of Chapter 100 bonds for real estate and personal tax abatements. As of August 31, 2007, the Company has expended $20,000 of funds for both projects.
The Company entered into an option agreement to purchase not less than 160 acres and not more than approximately 232 acres of land. On August 31, 2007, the option agreement was amended to purchase not less than 160 acres and not more than approximately 256 acres of land. As of August 31, 2007, the option was purchased for $20,000, which is included in land options on the balance sheet. The deposit will be applied to the total purchase price if the option is exercised. The agreement provides for a purchase price of $3,000 per acre, including the issuance of membership units in the Company at a value of one-third of the total purchase price. The membership units issued in exchange for the purchase of the land will be valued at a price equal to the public offering price per unit of other Class A Units to investors on or about the date of closing. The Company will provide the seller a seat on the board of managers of the Company upon the purchase of the land. The option expires on August 31, 2008.
The Company entered into an agreement with an unrelated entity to provide services to assist the Company in its environmental permitting and site evaluation and analysis related to the development of the ethanol plant. The Company will pay a fee up to $50,800 plus travel expenses and other approved expenses. Either party may terminate the agreement with 7 day written notification to the other party. Upon termination, the Company will pay the entity for all services performed and expenses incurred through the date of termination. As of August 31, 2007, the Company has incurred fees in the amount of $109,638, which is included in construction in progress on the balance sheet.
The Company entered into an agreement with an unrelated entity to provide services to assist the Company with the engineering design of a spur track for an ethanol production facility. The services will be provided in five phases. The Company will pay fees on an hourly basis, estimated to be $10,000, for the first phase and a fixed fee totaling 4.00% of construction costs for Phases 2 & 3. Phase 4 will be a fixed amount totaling $7,500 and Phase 5 will be based on an hourly rate for the services requested for work in progress. The agreement may be terminated by either party in writing should there be a material breach of contract. The Company has incurred fees in the amount of $36,090 as of August 31, 2007, which is included in construction in progress on the balance sheet.
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
The Company entered into an agreement with an unrelated entity to provide consulting and management services for the supply of natural gas and electricity for the ethanol plant. The Company will pay a monthly retainer fee of $2,900 plus travel expenses. The agreement began January 1, 2007 and will continue until twelve months after the plant’s completion date. The Company has the option to renew annually at that time, and either party may terminate the agreement with written notification to the other party within 60 days of the annual renewal date. As of August 31, 2007, the Company has incurred fees of $23,410, of which $210 is for travel expenses and $23,200 related to the agreement.
The Company entered into an agreement with an unrelated entity to provide engineering services related to highway improvements necessary for an ethanol production facility. The Company will pay conceptual and preliminary fees of $17,797 related to the agreement. Fees associated with final design, bidding documents, and construction administration will be negotiated at a later date. As of August 31, 2007, the Company has incurred fees of $17,797 related to the agreement.
The Company entered into an agreement with an unrelated entity to provide marketing services related to the equity drive. Invoices for projects will be submitted and agreed upon prior to initiation of projects. The term of the agreement is for six month and will automatically extend thereafter for one month periods. Either party may terminate the agreement with written notification to the other party within 60 days of the extension date. As of August 31, 2007, no costs have been incurred related to the agreement.
The Company entered into an agreement with an unrelated entity to provide engineering and consulting services related to the construction of an ethanol production facility. The Company paid a fee of $150,000 upon execution of the agreement, to be deposited into an “Evergreen Fund” in which the entity is authorized to draw funds in payment of invoices. The “Evergreen Fund” must maintain a balance no less than $50,000. Either party may terminate the agreement with 15 day written notification to the other party. If the Company terminates the agreement, all used funds in the “Evergreen Fund” shall be non-refundable and the minimum fund balance of $50,000 will be retained by the entity. If the entity terminates the agreement, all “Evergreen Funds” will be returned to the Company.
The Company entered into an agreement with an unrelated entity to provide supply of electricity for the ethanol plant. The Company will pay fees on a current kilowatt per hour rate less $0.0025 per kilowatt hour less 30% in the first year. Subsequent years will be reduced by 5% until year 6, in which the rate will be the current kilowatt per hour rate less $0.0025 per kilowatt hour. As of August 31, 2007, no costs have been incurred related to the agreement
Note 7 — Income Taxes
The differences between the financial statement basis and tax basis of assets are as follows:

Financial statement basis of assets	$1,869,735
Plus organizational, start-up costs and professional fees, Net of tax amortization	251,721

Tax basis of assets	$2,121,456

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
Note 8 — Subsequent Events
On September 26, 2007, the Company entered into an agreement with an unrelated entity to provide the transportation of natural gas to the ethanol plant. The Company will pay a deposit for the lesser of $10,000 or the amount of the Reservation Charge for one year. The agreement will begin November 1, 2009 and will continue until October 31, 2029.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 8A. CONTROLS AND PROCEDURES.
     Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 31, 2007. Based upon this review and evaluation, these officers have concluded that a deficiency was identified in our internal control over financial reporting that constituted a “material weakness.” Accordingly, management concluded that our disclosure controls and procedures were not effective.
     The material weakness was due to the number of adjustments to our financial statements deemed necessary in our August 31, 2007 audit. We are working with our accountants to further develop internal controls and processes for the accumulation of financial data and disclosures to reduce the number of necessary adjustments in the future.
     There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 8B. OTHER INFORMATION.
     None.
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Board of Managers
     Our board of managers has the principal power and responsibility to govern our business and affairs. Our officers, who are elected or appointed by the board of managers, manage our operations. Subject to limited powers to approve amendments to our Limited Liability Company Agreement proposed by our board of managers or to cause us to dissolve, our members have virtually no role in our management.
     We have a board of managers consisting of not less than nine managers to be elected by the members. The number of managers is limited and is subject to determination from time to time by the board of managers. There is no maximum number of managers specified by our Limited Liability Company Agreement. Managers are elected by the respective classes of Units which are outstanding at any time. There is no cumulative voting for managers. Currently, our board of managers has eleven managers who represent the Class A Units, the only class of Units outstanding.
     Our present managers were all elected as managers in May 2006 and their terms will expire at the first annual meeting of the shareholders, which we anticipate will be sometime in 2008 after we complete our current equity offering. Thereafter, we expect that managers will be elected for three-year staggered terms. We may agree to give members or lenders who supply significant amounts of equity or debt capital to us the right to designate managers to serve on our board of managers. Under the terms of our option to purchase our Nevada, Missouri plant site, the sellers will become holders of our Class A Units and one of the sellers will have the right to become a member of our board of managers upon closing of the site purchase. Our board has already elected one of the sellers, E. Regar Todd, Jr., to our board in advance of the obligation to do so.
     Our managers and officers have other business commitments that will continue to require most of their time and attention. Although each manager and officer will attempt to devote whatever time is necessary for our success, the availability of each manager and officer will vary based, to a large extent, on time required for their farming and other responsibilities, such as planting and harvesting crops. We are confident that, in the aggregate, our managers and officers will have more than adequate time to devote to our needs in our equity and debt financing stage, during the period of our site development and plant construction and following the commencement of the plant operations. After this offering is completed, full-time management is hired and the plant is constructed and operating, we expect that the responsibilities of our managers for our operations will be reduced and their role will be limited to overall direction and policies. We expect that those responsibilities will require one or two days per month and that our managers will have adequate time for that purpose.
Identification of Managers and Executive Officers
     The names, addresses, ages, positions with our company and board terms of our managers and executive officers are as follows:

Name and Address	Age	Position	Board Term Expires
Jim McClendon	74	Manager and Chair	2008
P.O. Box 69 Liberal, Missouri 64762

Kyle Kirby	44	Manager and Vice Chair	2008
1352 A N.W. 60th Road Liberal, Missouri 64762

Kerry Rose	43	Manager, President and Chief	2008
973 West Concord Road		Operating Officer
Liberal, Missouri 64672

Roger Robins	74	Manager and Secretary	2008
14805 Linden Leawood, Kansas 66224

Brad Williams	46	Manager and Treasurer	2008
1127 NW 30th Road Liberal, Missouri 64762

Martin Bunton	55	Manager and Vice President,	2008
1246 West Missouri Highway K		Investor/Member Relations
Liberal, Missouri 64762

Matt Bunton	49	Manager and Vice President,	2008
362 NE 50th Road		Commodities and Risk
Lamar, Missouri 64759		Management

Mike Bunton	49	Manager and Vice President, Site	2008
488 NE 1st Lane		and Utilities
Lamar, Missouri 64759

Douglas Meng	65	Manager and Vice President,	2008
941 West 33rd Street		Insurance and Liability
Kansas City, Missouri 65039

Name and Address	Age	Position	Board Term Expires
Joe Pace	59	Manager and Vice President,	2008
27 NE Fifth Road		Grants and Incentives
Lamar, Missouri 64759

E. Regar Todd, Jr.	60	Manager and Vice President,	2008
Route 1, Box 49		Construction and Engineering
Nevada, Missouri 64772
     Jim McClendon. Mr. McClendon is a crop and livestock producer in Liberal, Missouri. He graduated in 1958 from Pittsburg State University with a BS in Business Administration – Accounting, minor in Economics. His business experience includes employment with Sinclair Pipeline Company, Western Insurance Company, and Barton County Mutual Insurance. He has 45 years of farming experience and has owned a retail and wholesale tire and farm supply store for 15 years. He has served on the Barton County Republican Central Committee and served as State Legislative District Chairman and State Committee member. He has served as chairman of the Ozark Township Road Board and chairman of the Liberal Civic Group. He has also served as the board president of Golden Homes of Liberal, for which he helped organize financing and building of the complex. He served on the original organizational committee for the Liberal Rural Fire Department and was appointed by the Barton County Commissioners to chair the committee that ultimately established the Barton County Ambulance District.
     Kyle D. Kirby. Mr. Kirby was born in Pittsburg, Kansas and grew up on a farm in Barton County, Missouri near Liberal. Kyle graduated from Liberal High School in 1981 and attended Northeast Oklahoma A&M College, graduating with an Associate degree in Agricultural Economics. Mr. Kirby has been actively involved in farming since 1983. He is a partner in Kirby & Sons Partnership, a family operation focusing on row crops and cattle backgrounding. He has extensive knowledge in agricultural marketing and purchasing practices and has gained significant knowledge in the area of livestock nutrition including the use of feed by-products. His operation uses distillers dried grains from ethanol production. Mr. Kirby is a member of the Liberal R-II School Board. Kyle is the Board Vice Chairman.
     Kerry Rose. Mr. Rose attended Central Missouri State University in Warrensburg majoring in business and finance. As a Barton county farmer for the past 20 years, Kerry has a row crop operation raising corn, wheat, and beans utilizing no-till methods as much as possible. Besides farming, Kerry has been involved in several construction endeavors including mined land reclamation and land improvement projects. Kerry and his family attend the Oakton United Methodist Church, where he has served on a variety of boards and committees. He is currently serving on the Finance and Building committees and is chairman of the Benevolence/Mission committee. After a 20-year break from school, he is completing his business degree at Missouri Southern State University. Mr. Rose serves as board member for the Missouri Corn Growers Association and Missouri Corn Merchandising Council.
     Roger K. Robins. Mr. Robins was born in Pittsburg, Kansas and grew up on a farm near Liberal, Missouri. He earned a BS in Physical Science and a Minor in Math from Pittsburg State University. He attended Webster University and earned a Masters in Business (1981) and a Masters in Computer Data Management (1983) with highest honors. After retiring with 33 years of service with Southwestern Bell Corporation, he became an Information Technology and Project Management Consultant. He has developed and taught graduate level classes at Washington University in St. Louis.
     Brad Williams. Mr. Williams is Senior Vice President at Heritage State Bank in Lamar, where he has worked since 1998. Williams was born in Lamar and is a 1981 graduate of Crowder College with an Associates degree in Farm Business Management. He is also a graduate of Missouri Bankers Association Commercial Lending School. Mr. Williams grew up on a family farm and currently raises soybeans, wheat, milo and beef cattle with his father and brother. He is a member of Lamar Rotary Club, Iantha Cemetery Board, and a past Liberal School Board member. Prior to joining Heritage State Bank, he worked for Aggieville Farm Store, Farmers State Bank and First National Bank.

     Martin C. Bunton. Martin Bunton is a farmer and business owner in Barton County. Born in Lamar, he graduated from the University of Missouri in 1973 with a B.S. in Ag Mechanization. Martin and his father incorporated Bunton Farms, Inc, in 1974, specializing in seed soybeans, wheat, irrigated corn, popcorn, grain sorghum and beef cattle, of which he is no longer an owner. In 1996, Martin purchased a 50 percent interest in Seed and Farm Supply, Inc., a Liberal-based grain elevator specializing in seed growing and processing and retail sales of seed, agricultural chemicals, and feed and animal health supplies. Martin has sold, erected and serviced all types of farm grain storage and handling equipment for 30 years. Seed and Farm Supply is the leading dealership for farm grain bin sales in Southwest Missouri. Martin serves on the MU Crops Focus Team advisory committee and is a member of Missouri Ag Industries Council. He and his son are partners in Nichols Farms Missouri Division, producing seed stock for the beef cattle industry. He currently serves on the Ag Alumni board of the College of Food and Natural Resources of the University of Missouri. Mr. Bunton is also an Elder and Sunday School Teacher at First Christian Church in Lamar, Missouri.
     Matt Bunton. Matt Bunton is Vice-President and co-owner of Bunton Farms, Inc. Since 1978, he has been involved in the management and operation of the farm with his brother, Mike. Matt is responsible for the business and finance operations of the farm. Bunton Farms, Inc. has sold nitrogen fertilizer to neighbors for many years. Matt has built and modified machinery and implemented new irrigation practices utilizing ridge till, no-till, as well as conventional tillage practices. Bunton Farms was recently chosen as the Missouri Ag Innovator of the Year recipient. Matt is active in church and teaches Sunday School. He has served on the board of directors at SMSU Christian Campus House for 15 years.
     Mike Bunton. Mike Bunton grew up in Barton County and is President and co-owner of Bunton Farms, Inc with his brother, Matt. Since 1977, Mike has focused on the daily operations including grain handling, marketing and machinery maintenance. Bunton Farms raises corn, soybeans, popcorn, milo and wheat. Mike is active in the First Christian Church of Lamar, is a Deacon, heads up the Mission committee and helps with the youth programs. He has been a member of the Barton County Farm Bureau Board of directors for many years. Mike currently serves as board member for the Barton County Electric Cooperative.
     Douglas Meng. Mr. Meng has served as a Business Requirements Analysis and Information Architecture specialist for more than 23 years, with skills and expertise in several areas of information technology application. He has provided services for a multitude of government and private organizations, such as General Electric Medical Systems, Milwaukee, Wisconsin; State of Kansas Department of Social and Rehabilitative Services, Topeka, Kansas; Mobil Oil, Reston, Virginia; and Sprint PCS, Overland Park, Kansas. Mr. Meng graduated from Park College in Parkville with a B.A. in Psychology in 1968 and received a Masters in Public Administration from the University of Missouri, Kansas City. He also took coursework from PSOD National Training Labs, where he received a certification as a Professional Specialist in Organization Development.
     Joe Pace. Mr. Pace is a crop and livestock farmer and has been employed as an Adult Agriculture Education Instructor at Lamar Vocational Technical School for the past 11 years. Joe was born in Salem, Missouri and graduated from University of Missouri-Columbia with a B.S. in Agriculture. He currently farms in Lamar, raising crops and livestock. Joe served in the U.S. Army from 1969-1972 and worked as a herdsman and artificial insemination technician at TAR Ranch for 4 years. He also sold feed, fertilizer, and chemicals and bought and sold grain for 10 years. His work at Lamar Vocational Technical School focused on computerized farm record analysis, value added crop and livestock production and alliance marketing. Mr. Pace also serves on the University of Missouri and MVATA Adult Agriculture Education committee, Lamar Heights Board of Alderman, and St. Mary’s Parish Council. In addition, he is currently serving on the Committee for the Lamar City Lake Clean Water Project. Part of his responsibilities is to make opportunities available for farmers that will improve their abilities to be more profitable marketers. In doing this, he has organized a beef marketing alliance and an Identity Preserved Crop Production Group. He has worked with Missouri Soybean Council in promoting the development of farmer owned value-added new generation cooperatives and has assisted the Missouri Corn Growers with applying for grants making corn marketing opportunities available for Southwest Missouri farmers.
     E. Regar Todd, Jr. Mr. Todd was born in Nevada, Missouri where he grew up on the family farm. He attended the University of Missouri Columbia for 1.5 years and 3 years at Central State University graduating in 1970 with a Bachelor of Science in Industrial Engineering with an Automotive Technology minor. He was involved in the start-up of the Crane Ceramic Plant in Nevada, Missouri as an Industrial Engineer, working there five years.

He was also the Manufacturing Engineer of the Fram HD Air Filter at its startup for two years. In the fall of 1976 he took over the family farm raising wheat, milo and soybeans. In 1988, he received the Missouri State Fair Farm Family Award. Later he received the Outstanding Conservation Farmer of the Year in Vernon County. He has farmed the same family farm for 50 years. In 1998 E. Regar Todd III “Trey” joined his father on the family farm. Trey has a B.S. in Agricultural Education from Southwest Missouri State University and became the fourth generation Todd to farm this land known as Regar Todd Farms, LLC.
Committees of the Board of Managers
     Our board of managers presently has an executive committee and an audit committee.
     Our executive committee exercises delegated responsibilities of the board of managers between regular meetings of the board of managers and as otherwise directed by the board. Jim McClendon (Chair), Kyle Kirby, Kerry Rose, Roger Robins and Brad Williams are serving as the initial members of our executive committee.
     The audit committee will select our independent auditors, review the scope of audit and other services by the independent auditors, review the accounting principles and auditing practices and procedures to be used for our financial statements and review the results of those audits. Martin Bunton (Chair), Joe Pace and Brad Williams have been appointed to serve as the initial members of the audit committee.
     Our board of managers has determined that we do not have an “audit committee financial expert” (as such term is defined in Item 407(d)(5) of Regulation S-B) serving on our audit committee. We were organized and the development of our company has been led by our current managers who did not include an individual who would qualify as an audit committee financial expert. Our board of managers did not deem it appropriate to make any change in our board of managers during our development and financing phase. Our next election of managers will take place in August 2008. Our board of managers will determine before that election whether it is appropriate to add an audit committee financial expert to our board of managers and audit committee at that time or whether to defer such consideration until after the plant is constructed, we have commercial operations and our development phase is completed.
     We currently do not have a standing nominating committee or a committee performing similar functions. Under our Limited Liability Company Agreement, our board of managers may adopt written procedures for determining the qualification and nomination of managers. Since our inception, our board of managers has not adopted or changed any formal procedures by which members may recommend nominees to our board of managers. The primary reason for our failure to adopt such procedures is that we are still in our development and financing phase, we have no revenues and we have not completed our equity offering. However, until any such procedures are adopted, our members may be able to call a special meeting to nominate managers by complying with the provisions of our Limited Liability Company Agreement. Under our Limited Liability Company Agreement, upon the request of 33 percent of all our members, such members may call a special meeting to nominate one or more managers, regardless of the number of Units held by the requesting members, so long as our board of managers agrees that such action is a “proper purpose.” The special meeting request must state that the matters proposed to be acted on at the special meeting include nominating one or more managers to our board of managers.
     We may establish additional committees in the future. Additional committees may include a compensation committee, a nominating committee and other committees in the discretion of the board of managers.
President and Chief Operating Officer
     Effective December 1, 2006, Kerry Rose, a member of our board of managers, was appointed to serve as our President and Chief Operating Officer. He is responsible for the overall coordination of our development and oversees the functions of our other executive officers and committees. We anticipate that he will retain that position until we commence the construction of the plant and approach commercial operations when we would expect to hire a general manager to assume primary responsibility for our day-to-day operations.

Chief Executive and Chief Financial Officers
     We do not currently have a chief executive officer but expect to have an experienced person to serve in that capacity prior to the completion of construction and commencement of operations of the plant. Our chief executive officer would be responsible for the administration of the company and oversight of plant management. We also may hire a chief financial officer to oversee our financial affairs, monitor the operation of the plant from a financial standpoint and be responsible for financial reports to our members and governmental authorities. We anticipate that the chief executive officer and chief financial officer will be employees of the company and will report directly to our board of managers.
Plant Management
     Our board of managers and executive officers do not have the background and expertise to manage the day-to-day activities of the plant. The ethanol industry is currently growing at a rapid pace and the demand for good general managers with experience and profit-loss records are in short supply. We will need general management experience in all facets of ethanol production. Our chief executive officer will be principally responsible to attract the management personnel we require. This will include a plant manager who will be primarily responsible for the day-to-day operations of the plant. The general manager will begin employment before we complete construction of the plant. The balance of our employees will also be hired and trained before we commence operations of the plant. We expect that Delta-T and our EPC contractor will provide training for operations personnel and onsite, startup assistance as we commence operations.
Conflicts of Interest
     Conflicts of interest exist and may arise in the future because of the relationships between and among our officers, managers, their affiliates and us, and the fact that we may from time to time enter into transactions with our officers, managers and their affiliates. Conflicts of interest could cause our officers and managers to put their own personal interests ahead of ours. We cannot assure you that transactions we enter into with related parties will be on terms as favorable to us as those that could have been obtained in an arm’s-length transaction. Disputes may arise concerning transactions we enter into with related parties, and it is possible that our officers and managers may receive more favorable treatment than an unaffiliated third party would receive.
     Although we intend to examine all conflicts that may arise from time to time, we cannot assure you that conflicts of interest will not harm our business or reduce the value of your Units. We currently have not established any formal procedures to evaluate or resolve any conflicts of interest.
Code of Ethics
     Our board of managers has adopted a code of ethics that applies to persons including our principal executive officer, our principal financial officer, our principal accounting officer or controller and persons performing similar functions. A copy of our code of ethics is filed as an exhibit to this report.
Item 10. EXECUTIVE COMPENSATION
Compensation of Executive Officers
     As our President and Chief Operating Officer, Kerry Rose is paid on an independent contractor basis at the rate of $3,500 per month. Pursuant to this arrangement, we paid Mr. Rose a total of $31,500 during the fiscal year ended August 31, 2007. Our other executive officers, all of whom are also members of our board of managers, serve on a part-time basis as required by their responsibilities to our company and no cash compensation was paid by us to them for their services during the fiscal year ended August 31, 2007.
Employment Agreements
     We do not currently have any employment agreements but may enter into employment agreements with our chief executive officer and chief financial officer when they are hired.

Compensation of Managers
     Other than the expense reimbursement, we do not pay our managers any cash compensation for acting in their capacity as managers, although we may do so in the future. Managers may be reimbursed for reasonable expenses incurred in carrying out their duties as managers, including mileage reimbursement for travel to special meetings. We may in the future issue Class A Units or Units of another class, or options or additional warrants to purchase such Units, to managers as compensation. We have not adopted any plan or policy for such compensation. We may compensate our managers for services provided in a capacity other than as a manager, provided that the disinterested managers on our board shall establish this compensation.
     See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” for information regarding Units purchased by our managers and executive officers in our development and seed capital financings in 2006.
Reimbursement of Expenses
     All reasonable expenses incurred by managers, officers and employees in the performance of company business are fully reimbursed upon presentation of receipts for expenses.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
     The following table sets forth certain information regarding the beneficial ownership of our Units as of November 15, 2007 by each person or entity known by us to be the beneficial owner of more than 5 percent of our issued and outstanding Class A Units, each of our managers and executive officers, and all of our managers and executive officers as a group. The address for each beneficial owner of the table below is set forth in the table under Item 9, “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.”

	Amount and Nature
	of Beneficial	Percentage of
Name of Beneficial Owner	Ownership(1)	Outstanding Units
Jim McClendon (2)	120,000	4.4%
Kyle Kirby (3)	220,000	8.2%
Kerry Rose (4)	120,000	4.4%
Roger Robins (5)	170,000	6.3%
Brad Williams	40,000	1.5%
Martin Bunton (6)	50,000	1.9%
Matt Bunton (7)	170,000	6.3%
Mike Bunton (8)	170,000	6.3%
Douglas Meng (9)	120,000	4.4%
Joe Pace (10)	120,000	4.4%
E. Regar Todd, Jr.(11)	0	0.0%

All managers and executive officers as a group	1,300,000	48.1%

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the Units.

(2)	Includes 120,000 Units owned by Mr. McClendon as tenants in common with his spouse.

(3)	Includes 120,000 Units owned by Kirby & Sons Partnership in which Mr. Kirby owns 33 percent.

(4)	Includes 120,000 Units owned by Mr. Rose in joint tenancy with his spouse

(5)	Includes 120,000 Units owned by Mr. Robins in joint tenancy with his spouse.

(6)	Includes 50,000 Units owned by Mr. Bunton in joint tenancy with his spouse.

(7)	Includes 120,000 Units owned by Mr. Bunton in joint tenancy with his spouse.

(8)	Includes 120,000 Units owned by Mr. Bunton in joint tenancy with his spouse.

(9)	Includes 120,000 Units owned by Mr. Meng in joint tenancy with his spouse.

(10)	Includes 120,000 Units owned by Mr. Pace in joint tenancy with his spouse.

(11)	Under the terms of our option to purchase our Nevada, Missouri plant site, a portion of the purchase price will be payable in Units, which will require us to issue to Mr. Todd and his father up to 128,000 Class A Units upon closing of the purchase. Such Units are not included in this table.
     We do not currently have any equity compensation plans.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     Except as set forth below, there have been no transactions since the beginning of our fiscal year ended August 31, 2007, and there are no proposed transactions, to which we were or are to be a party, in which any manager, executive officer, nominee to be a manager, holder of 5 percent or more of our outstanding Units or member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.
     Some of the members of our board of managers own and operate farms which may sell corn to us on a regular basis when we commence operations. Martin Bunton, one of our managers, is 50 percent owner and President of Seed and Farm Supply, Inc., of Liberal, Missouri, which operates a grain elevator from which we expect to purchase corn. Some of our managers also own shares in local cooperative elevators from which we expect to purchase corn and with which we expect to enter into corn purchase contracts on a regular basis.
     We presently rent our office facilities from Kirby Enterprises, which is owned by Kyle Kirby, one of our managers and Vice Chair of our board of managers. Our rent is $350 per month on an informal lease terminable at will by either party.
     We maintain some of our accounts at Heritage State Bank in Lamar, Missouri for which Brad Williams, one of our managers, serves as Senior Vice President.
     On September 8, 2006 we entered into an option to acquire a site near Nevada, Missouri. The option was entered into with E. Regar Todd, Jr., who is presently a member of our board of managers, and his father. We paid $10,000 in cash for the option. Under the terms of the option, we may purchase the site at a price of $3,000 per acre payable two-thirds in cash and one-third in our Class A Units valued at $2.00 per Unit, the offering price in this offering. If we exercise the option we will be obligated to purchase at least 160 acres of the 256 acre site. If we acquire the entire parcel, the total cost will be approximately $768,000, payable in the form of $512,000 in cash and 128,000 Units. The $10,000 option cost will be credited against the cash portion of our purchase price. The option further provides that one of the sellers of the site will become a member of our board of managers after the closing of the purchase and allows the sellers farming lease rights to the portion of the site not used for the plant. The option expires on August 31, 2008. The option does not contain any provisions for extension, although it has already been amended once to extend its term from August 31, 2007 to August 31, 2008 at a price of $10,000, which will also be credited against the cash portion of the purchase price.
     Mr. Todd was not a member of our board of managers at the time we entered into the option and our entering into the option was approved by the unanimous vote of the members of our board of managers at the time, none of whom had any personal interest in the transaction. We anticipate that our board of managers will from time to time be required to make decisions and take action related to the site. Such decisions and action would include a decision whether to exercise the option and acquire the site. We anticipate that Mr. Todd will abstain on any future action by our board of managers with respect to the option and the site, including any action to exercise the option and purchase the site.
     Our board of managers elected Mr. Todd to our board in January 2007, prior to the time when he would have become a member of the board under the terms of the option. The decision of the board to elect Mr. Todd earlier than required was made because the board felt that his knowledge of the site, utilities and other infrastructure available to the site and the Nevada community could be helpful to us as we continue our preparation to acquire the site and commence construction.
     We believe that each of the transactions described above has been entered into on terms no less favorable to us than we could obtain from an unaffiliated party.
     Our managers may be considered promoters with respect to the company. Each manager, other than Mr. Todd, purchased Units from us in our development and seed capital financings. We do not consider any consultants or suppliers to us to be promoters. The following table sets forth information with respect to the Units purchased by members of our board of managers and executive officers, including affiliates of members of our board of managers and executive officers, and the prices paid for such Units in our development and seed capital offerings.

	Number of Units
				Total for all
Name	June 30, 2006(1)	June 30, 2006(2)	August 31, 2006(3)	Offerings
Jim McClendon	$40,000	$80,000	—	$120,000
Kyle Kirby	40,000	80,000	$100,000	220,000
Kerry Rose	40,000	80,000	—	120,000
Roger Robins	40,000	80,000	50,000	170,000
Brad Williams	40,000	—	—	40,000
Martin Bunton	40,000	10,000	—	50,000
Matt Bunton	40,000	80,000	50,000	170,000
Mike Bunton	40,000	80,000	50,000	170,000
Douglas Meng	40,000	80,000	—	120,000
Joe Pace	40,000	80,000	—	120,000
E. Regar Todd, Jr.(4)	—	—	—	—
Harold Woodward(5)	40,000	80,000	—	120,000

Total	$440,000	$730,000	$250,000	$1,420,000

(1)	Purchase price $0.25 per Unit.

(2)	Purchase price $0.50 per Unit.

(3)	Purchase price $1.00 per Unit.

(4)	Under the terms of our option to purchase our Nevada, Missouri plant site, a portion of the purchase price will be payable in Units, which will require us to issue to Mr. Todd and his father up to 128,000 Class A Units upon closing of the purchase. The value of such Units for purpose of the purchase price is $2.00 per Unit. Such Units are not included in this table.

(5)	Former manager; was a manager when Units were purchased.
Board of Managers Independence Status
     Under NASDAQ Marketplace Rules, because each of the members of our board of managers is an executive officer of our company, none of our managers would meet the NASDAQ definition of an “independent director.” As a developing company with no full-time management personnel, each of our managers has assumed executive responsibilities for us. Except for Mr. Rose, each of our managers and executive officers serve without compensation. When the plant is under construction and we approach operations, full-time management will be hired and we anticipate that some of our managers will relinquish their executive responsibilities. Under NASDAQ rules, any manager who ceases to be an executive officer will not qualify as an independent director for three years thereafter. Our board of managers has made no determination whether to seek other members who would qualify as independent directors in the future.
Item 13. EXHIBITS
     The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The aggregate fees billed by Eide Bailly LLP, as our independent registered public accountants for the fiscal years ended August 31, 2007 and August 31, 2006, are as follows:

Category	Fiscal Year Ended	Fees
Audit Fees(1)	August 31, 2007	$48,351
	August 31, 2006	$25,931

Audit-Related Fees(2)	August 31, 2007	$19,483
	August 31, 2006	$—

Accounting other matters	August 31, 2007	$—
	August 31, 2006	$—

(1)	Audit fees include audit of our financial statements, reviews of our quarterly financial statements and discussions with our management and audit committee.

(2)	Audit-related feeds include reviews of our registration statement filed on Form SB-2 and related amendments and other services related to SEC matters.
     Before an accountant is engaged by us to perform audit or non-audit services, the engagement is reviewed by the audit committee, recommended for approval by the audit committee to the board of managers and approved by our board of managers. 100 percent of all audit services, audit-related services and tax-related services that occurred after we become subject to the Exchange Act and formed the audit committee were recommended by our audit committee and pre-approved by our board of managers.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OZARK ETHANOL, LLC

Date: November 29, 2007	/s/ Jim McClendon Jim McClendon
Chair (Principal Executive Officer)

Date: November 29, 2007	/s/ Brad Williams Brad Williams
Treasurer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
     Each person whose signature appears below hereby constitutes and appoints Jim McClendon, Kyle Kirby, Kerry Rose and Brad Williams, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-KSB of Ozark Ethanol, LLC and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them and their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2007	/s/ Jim McClendon Jim McClendon
Chair and Manager
(Principal Executive Officer)

Date: November 29, 2007	/s/ Kerry Rose Kerry Rose
President, Chief Operating Officer and Manager

Date: November 29, 2007	/s/ Brad Williams Brad Williams
Treasurer and Manager (Principal Financial and
Accounting Officer)

Date: November 29, 2007	/s/ Kyle Kirby Kyle Kirby
Vice Chair and Manager

Date: November 29, 2007	/s/ Roger Robins Roger Robins
Secretary and Manager

Date: November 29, 2007	/s/ Martin Bunton Martin Bunton
Vice President, Investor/Member Relations and Manager

Date: November 29, 2007	/s/ Matt Bunton Matt Bunton
Vice President, Commodities and Risk Management and
Manager

Date: November 29, 2007	/s/ Mike Bunton Mike Bunton
Vice President, Site and Utilities and Manager

Date: November 29, 2007	/s/ Douglas Meng Douglas Meng
Vice President, Insurance and Liability and Manager

Date: November 29, 2007	/s/ Joe Pace Joe Pace
Vice President, Grants and Incentives and Manager

Date: November 29, 2007	/s/ E. Regar Todd, Jr. E. Regar Todd, Jr.
Vice President, Construction and Engineering and
Manager

EXHIBIT INDEX
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description

3.1	Certificate of Formation. (Incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form SB-2, File No. 333-139657.)

3.2	Limited Liability Company Agreement. (Incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form SB-2, File No. 333-139657.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix C to the Prospectus contained in our Registration Statement on Form SB-2, File No. 333-139657.)

4.2	Form of Promissory Note. (Incorporated by reference to Appendix C to the Prospectus contained in our Registration Statement on Form SB-2, File No. 333-139657.)

4.3	Escrow Agreement between the Registrant and US Bank dated May 29, 2007. (Incorporated by reference to Exhibit No. 4.3 to our Registration Statement on Form SB-2, File No. 333-139657.)

10.1	Option to Purchase Real Property between the Registrant and Erbin Regar Todd and Erbin Regar Todd, Jr. dated September 8, 2006. (Incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form SB-2, File No. 333-139657.)

10.2	Agreement for Project Development Services between the Registrant and BBI International dated April 14, 2006. (Incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form SB-2, File No. 333-139657.)

10.3	Project Development Agreement between the Registrant and Delta-T Corporation dated July 8, 2006. (Incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form SB-2, File No. 333-139657.)

10.4	Agreement between the Registrant and Natural Resource Group, Inc. dated September 13, 2006. (Incorporated by reference to Exhibit No. 10.4 to our Registration Statement on Form SB-2, File No. 333-139657.)

10.5	Agreement between the Registrant and Antioch International, Inc. effective November 28, 2006. (Incorporated by reference to Exhibit No. 10.5 to our Registration Statement on Form SB-2, File No. 333-139657.)

10.6	Agreement between the Registrant and U.S. Energy Services effective January 1, 2007. (Incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form SB-2, File No. 333-139657.)

10.7	Agreement between the Registrant and Blasdel Cleaver Schwalbe Communications, LLC dated March 12, 2007. (Incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form SB-2, File No. 333-139657.)

Exhibit No.	Description

10.8	Phase 1 Consulting Agreement between the Registrant and Agra Industries, Inc. dated June 27, 2007. (Incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 2007 filed with the SEC on July 30, 2007.)

10.9	Amendment to Option to Purchase Real Property dated as of August 31, 2007 by and among Erbin Regar Todd, Erbin Regar Todd, Jr., and the Registrant. (Incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2007.)

*14.1	Code of Conduct and Ethics.

*24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-KSB).

*31.1	Certification of principal executive officer pursuant to 17 CFR 240 15d-14(a).

*31.2	Certification of principal financial officer pursuant to 17 CFR 240 15d-14(a).

*32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

*32.1	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

*	Filed or amended herewith